Form 10-Q
period 1995-01-27
OPTEK TECHNOLOGY INC
filed 1995-03-13
CIK 804312

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

             Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For Quarter Ended:	     January 27, 1995
Commission File Number:	0-16304

                         OPTEK TECHNOLOGY, INC.
         (Exact name of registrant as specified in its charter)


                            State of Delaware
       (State or other jurisdiction of incorporation or organization)


                              75-1962405
                 (I.R.S. Employer Identification No.)


           1215 West Crosby Road, Carrollton, Texas 75006
          (Address of principle executive offices)	(Zip Code)


                             (214)  323-2200
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]    NO [ ]

        Number of common shares outstanding as of January 27, 1995:
                  3,266,195 par value $.01 per share

                     PART I  -  FINANCIAL INFORMATION


Item 1. 	Financial Statements

         Optek Technology, Inc. Consolidated Balance Sheets as of
         January 27, 1995 (unaudited) and October 28, 1994.

         Optek Technology, Inc. Consolidated Statements of Operations (unaudited) for the Three Months Ended January 27, 1995 and January 28, 1994.

         Optek Technology, Inc. Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended January 27, 1995 and January 28, 1994.


Item 2.	 Management's Discussion and Analysis of Financial Condition and
         Results of	Operations.



                         PART II  OTHER INFORMATION

Item 5.	 Other information.

Item 6.	 Exhibits and Reports on Form 8-K.