Form 10-Q
OPTEK TECHNOLOGY INC
filed 1995-05-22
CIK 804312

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	April 28, 1995
Commission File Number:	0-16304

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

Number of common shares outstanding as of April 28, 1995:
3,297,195 par value $.01 per share

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

Optek Technology, Inc. Consolidated Balance Sheets as of April 28, 1995 (unaudited) and October 28, 1994.

Optek Technology, Inc. Consolidated Statements of Operations (unaudited) for the Three Months and Six Months Ended April 28, 1995 and April 29, 1994.

Optek Technology, Inc. Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended April 28, 1995 and April 29, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 6.  Exhibits and Reports on Form 8-K.


                          OPTEK TECHNOLOGY, INC.
                       Consolidated Balance Sheets
                            (in thousands)
                               FORM 10-Q
                                PART I


                                  Assets  April 28, 1995      Oct 28, 1994
                                       (unaudited)

Current Assets:
Cash                                $   667                    $    722
Accounts receivable, net of
allowance for doubtful accounts &
customer returns of  $717 in 1995
  and $738 in 1994                    6,488                       6,689
Inventories (note 2)                  4,573                       5,517
Prepaid expenses                        100                          61
                                    _______                     _______
Total current assets                 11,828                      12,989
                                    _______                     _______
Property, plant and equipment,
 at cost                             33,274                      32,761
Less accumulated depreciation       (19,800)                    (18,576)
                                    _______                     _______
Net property, plant and equip        13,474                      14,185

Assets held for disposal at the
 lower of cost or
 estimated net realizable value         281                         297
Other assets                            376                         356
                                    _______                     _______
Total assets                        $25,959                     $27,827



                          OPTEK TECHNOLOGY, INC.
                        Consolidated Balance Sheets
               (in thousands except share and per share data)


                                 FORM 10-Q
                                  PART I

Liabilities and Stockholders'
 Deficit                           April 28, 1995             Oct 28, 1994
                                    (unaudited)

Current Liabilities:
Checks not presented for payment    $     823                     $      749
Accounts payable                        1,698                          1,938
Accrued expenses                        5,017                          4,996
Accrued restructuring costs               503                            476
                                       ______                         ______
  Total current liabilities             8,041                          8,159

Long-term debt                         24,088                         28,692
Other liabilities                          83                            124
                                      _______                         ______
  Total liabilities                    32,212                         36,975

Stockholders' deficit:
Preferred Stock, $.01 par value.
  Authorized 1,000,000 shares;
  none issued.                              -                              -
Common stock, $.01 par value.
  Authorized 12,000,000 shares;
    issued 3,297,195 shares in
    1995 and 3,232,861 shares
    in 1994                                33                             32
  Additional paid-in capital           12,909                         12,898
  Accumulated deficit                 (19,195)                       (22,078)
    Total stockholders' deficit        (6,253)                        (9,148)
                                      _______                        _______
    Total liabilities and
     stockholders' deficit            $25,959                        $27,827

            (See accompanying notes to consolidated financial statements)


                                 OPTEK TECHNOLOGY, INC.
                         Consolidated Statements of Operations
                                      (Unaudited)
                     (in thousands except share and per share data)

                                        FORM 10-Q
                                         PART I

                                              THREE MONTHS ENDED
                                  April 28, 1995                April 29, 1994
Net sales                           $15,584                         $14,479

Cost and expenses:
  Cost of sales                       9,595                           9,445
  Provision for excess and
    obsolete inventories                137                             300
  Product development expenses          116                             174
  Engineering expenses                  835                             815
  Selling expenses                    1,046                           1,067
  General and administrative
     expenses                           753                             799
                                    _______                          ______
   Total cost and expenses           12,482                          12,600

Operating income                      3,102                           1,879

Other expense:
  Interest expense                      801                             936
  Other expense, net                    289                              56
                                     ______                          ______
    Total other expenses              1,090                             992

Earnings before income tax            2,012                             887
Income tax expense                       10                               -
                                     ______                          ______
Net earnings                       $  2,002                         $   887

Earnings per common and common
  equivalent shares outstanding    $   0.29                        $   0.13

Weighted average number of common
  and common equivalent shares
  outstanding                     6,975,906                       7,160,116

        (See accompanying notes to consolidated financial statements)


                              OPTEK TECHNOLOGY, INC.
                        Consolidated Statements of Operations
                                   (Unaudited)
                    (in thousands except share and per share data)

                                     FORM 10-Q
                                      PART I
                                          SIX MONTHS ENDED
                           April 28, 1995                  April 29, 1994
Net sales                        $28,834                         $26,699

Cost and expenses:
  Cost of sales                   18,424                          18,047
  Provision for excess and
    obsolete inventories             288                             510
  Product development expenses       249                             275
  Engineering expenses             1,550                           1,522
  Selling expenses                 2,031                           1,988
  General and administrative
    expenses                       1,409                           1,365
                                  ______                          ______
    Total cost and expenses       23,951                          23,707
                                  ______                          ______
Operating income                   4,883                           2,992

Other expense:
  Interest expense                 1,690                           1,879
  Other expense, net                 288                              55
                                   ______                          ______
    Total other expenses           1,978                           1,934
                                   ______                          ______
Earnings before income tax         2,905                           1,058
                                   ______                          ______
Income tax expense                    22                               -
                                   ______                          ______
Net earnings                        2,883                           1,058
                                   ______                          ______
Earnings per common and common
  equivalent shares outstanding   $  0.42                         $  0.16

Weighted average number of
 common and common equivalent
 shares outstanding             6,971,766                       7,160,116

        (See accompanying notes to consolidated financial statements)

                              OPTEK TECHNOLOGY, INC.
                       Consolidated Statements of Cash Flows
                                    (Unaudited)
                                   (in thousands)

                                     FORM 10-Q
                                      PART I

                                            SIX MONTHS ENDED
                             April 28, 1995                 April 29, 1994
Cash flows from operating
    activities:
  Net earnings                    $  2,883                          $ 1,058
  Adjustment to reconcile net
    earnings to net cash
    provided by operating
    activities:
  Depreciation and amortization      1,316                            1,356
      (Gain) loss on sale or
      retirement of property,
      plant and equipment               (2)                             159
    Reduction in value of assets
      held for disposal                  -                               30
  Changes in assets and
      liabilities:
    Accounts receivable                201                               14
    Inventory, prepaid expense
      and other assets                 870                            1,124
    Accounts payable, accrued
      expenses and other
      liabilities                     (225)                            (801)
                                    ______                           ______
 Net cash provided by operating
   activities                        5,043                            2,940

Cash flows from investing
   activities:
  Purchase of property, plant
    and equipment                     (583)                            (139)
  Proceeds from sale of property,
    plant and equipment                  2                              169
    Net cash provided by (used in)
     investing activities             (581)                              30
                                    ______                           ______
Cash flows from financing
  activities:
  Proceeds from long-term debt       6,461                            6,656
  Repayment of long-term debt      (11,065)                          (9,628)
  Net proceeds from exercise
    of stock options                    12                                -
  Other financing activities            75                               (5)
                                    ______                           ______
    Net cash used in financing
    activities                      (4,517)                          (2,977)

Effect of exchange rate changes
 on monetary items                       -                               18

Net increase (decrease) in cash        (55)                              11
Cash at beginning of period            722                              658
                                   _______                          _______
Cash at end of period              $   667                          $   669
                                   _______                          _______
Interest payments                  $ 1,691                          $ 1,768
                                   _______                          _______
Income tax payments                $     2                          $     -

          (See accompanying notes to consolidated financial statements)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               April 28, 1995

                                 FORM 10-Q
                                   PART I

NOTE 1
       The interim consolidated financial statements presented herein were prepared in accordance with generally accepted accounting principles without audit except as noted and contain all adjustments, consisting of only normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation. Results for the periods reported are not necessarily indicative of results to be obtained for the entire fiscal year.

NOTE 2
       A summary of inventories at April 28, 1995 and October 28,
       1994 follows:

                                    April 28, 1995         October 28, 1994

       Finished Goods                   $1,032                    $1,267
       Work-in-process                   3,601                     4,504
       Raw materials                     2,828                     2,776
       Reserves for excess and
        obsolete inventory              (2,888)                   (3,030)
                                        ______                    ______
                                        $4,573                    $5,517

NOTE 3
       The registrant has no material pending legal proceedings.

NOTE 4
       Earnings per common share is based on the weighted average number of shares and, when dilutive, equivalent shares outstanding during each of the periods presented. Primary earnings per share were substantially the same as fully diluted earnings per share during the second quarter of fiscal 1995 and fiscal 1994.
       Weighted average common shares and common share equivalents were 6,971,766 at April 28, 1995 and 7,160,116 at April 29, 1994.
       The calculation of net earnings per share in 1995 and 1994 uses the modified treasury stock method.

NOTE 5
       Other notes have been omitted pursuant to Rule 10-01 (a) (5) of Regulation S-X.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Changes in Results of Operations

       Net sales for the second quarter of 1995 were $15.6 million compared to $14.5 million in the second quarter of 1994 representing an increase of $1.1 million or 8%. All product lines are ahead of 1994 with commercial products up 4%, automotive products also up 4% and Hi-Rel products up 43%.

       Cost of sales in the second quarter of 1995 were $9.6 million, or 62% of sales, compared to the second quarter of 1994 which was $9.5 million or 65% of sales. The improvement was largely due to favorable manufacturing absorbtion rates resulting from the increased sales volume as well as excellent results from ongoing process improvements and favorable exchange rates in Mexico which lower the cost of manufacturing in the Company's Mexican facilities.

       Product development and engineering expenses for the second quarter of 1995 were $1.0 million, or 6% of sales, compared to $1.0 million, or 7%, in the same period of 1994.

       Selling, General and Administrative expenses were $1.8 million, or 12% of sales; this compared to $1.9 million, or 13% of sales, in the prior year.

       Other expense, which consists primarily of interest expense, was $1.0 million in the second quarter of 1995 and $1.0 million in the same period of 1994.

       As a result, the net income for the second quarter of 1995 was $2.0 million versus $.9 million for the second quarter of 1994.

       Net sales for the first six months of 1995 were $28.8 million compared to $26.7 million for the same period in 1994, an 8% increase. The increase was across all product lines with commercial products up 5%, automotive products up 9% and Hi-Rel products were up 29%.

       Cost of sales for the first half of 1995 was $18.4 million, or 64% of Sales; this compares to $18.0 million, or 68% of sales, in 1994. Again, the improvement cost of sales as a percent of sales is due to higher sales volume, process improvements and favorable exchange rates in Mexico.

       Product development and engineering in the first six months of 1995 were $1.8 million, or 6% of sales, compared to $1.8 million, or 7%, in 1994.

       Selling, General and Administrative expenses were $3.4 million, or 12% of Sales, for the first six months of 1995; this compares to $3.4 million, or 13%, for the first half of 1994.

       Other expenses, consisting primarily of interest expense, were $2.0 million in the first half of 1995 and $1.9 million in 1994.

       The resulting net earning for the first six months of 1995 were $2.9 million compared to $1.1 million in the same period of 1994.

       Liquidity and Capital Resources

       As reflected in the Company's Consolidated Statements of Cash Flows, Optek generated about $5 million from operations, almost all of which was applied to reduce the Company's outstanding debt. However, the largest single source and use of cash flow continues to be the secured financing obtained under the Company's credit agreement. The credit agreement provided a $38.8 million line of credit consisting of a $10.5 million working capital line and a $28.3 million revolving term loan. Amounts drawn on the working capital line bear interest at 1 1/2% over the reference rate announced from time to time by the First National Bank of Chicago, Chicago, Illinois and mature on October 31, 1995, with three one year extensions if no default exists under the loan documents at maturity. Interest accrues on the revolving line of credit at rates specific to various tranches.

       The revolving line was orignally scheduled to reduce to $27,300,000 as of November 1, 1994, with additional reductions in the revolving line to occur in the event that the Company used less than the available line for the sixty days preceding the scheduled reduction date. On November 2, 1994, the commitment on the revolving line was reduced to approximately $21,900,000 through operation of these provisions. Additional scheduled reductions in the revolving line (which may be increased by operation of the previously described provisions) are as follows:

          Amount of Reduction Scheduled                   Date
           $  1,750,000                                   11/01/96
           $  2,500,000                                   11/01/97
           $ 16,400,000                                   10/31/98

       The Company is currently in compliance with the financial and other covenants contained in its loan documents. Although Optek is dependent upon this financing to fund its operations and its ability to fund research and development and capital expenditures is constrained by the terms of the loan documents, management believes that its working relationship with its lender is good and that these facilities will be adequate to finance the Company's needs for the foreseeable future.

                            OPTEK TECHNOLOGY, INC.
                         PART II.  OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security-Holders.

       The Annual Meeting of Stockholders of Optek Technology, Inc. was held on March 21, 1995, at which time the stockholders were asked to vote upon election of Directors and amendments to the Optek Technology, Inc. Long-Term Stock Investment Plan (the "Plan").

       All Directors of the Company were reelected. The votes cast in such election were tabulated as follows:

       Nominees                      For                   Votes Withheld
       Grant A. Dove                  2,930,529                9,600
       Thomas R. Filesi               2,928,779               13,100
       Rodes Ennis                    2,930,779                9,100
       Michael E. Cahr                2,920,779               29,100
       William H. Daughtrey, Jr.      2,921,029               28,600
       Wayne Stevenson                2,931,029                8,600

       The votes to approve the amendment to the Plan to increase from 1,000,000 to 1,500,000 the number of shares for which options may be granted under the Plan were tabulated as follows:

             For                    Against                Abstain
             1,444,252              849,603                17,240

       Therefore, the amendment was approved. Actual issuance of options is subject to the approval of the Company's secured lender under the Company's loan documents.

ITEM 6. Exhibits and Reports on Form 8-K.

       (a)    Exhibits:  EX-27 .FINANCIAL DATA SCHEDULE.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on to behalf of the undersigned thereunto duly authorized.

Optek Technology, Inc.

Date:  5/18/95   By:  Thomas R. Filesi
                      Thomas R. Filesi
                      President and CEO
                      (Principal Executive Officer)

Date:  5/18/95   By:  D. Vinson Marley
                      D. Vinson Marley
                      Vice President - Finance
                      (Principal Financial Officer)