Form 10-Q
period 1995-07-28
OPTEK TECHNOLOGY INC
filed 1995-08-18
CIK 804312

FORM 10-Q
Securities and Exchange Commission
Washington, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:     July 28, 1995
Commission File Number: 0-16304

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

Yes[X]    No[ ]

Number of common shares outstanding as of July 28, 1995:
3,315,147 par value $.01 per share

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements

Optek Technology, Inc. Consolidated Balance Sheets as of July 28, 1995 (unaudited) and October 28, 1994.

Optek Technology, Inc. Consolidated Statements of Operations (unaudited) for the Three Months and Nine Months Ended July 28, 1995 and July 29, 1994.

Optek Technology, Inc. Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended July 28, 1995 and July 29, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II  OTHER INFORMATION

Item 5. Other information.

Item 6. Exhibits and Reports on Form 8-K.