Form 10-K
period 1995-10-27
OPTEK TECHNOLOGY INC
filed 1996-01-16
CIK 804312

CONFORMED COPY
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 27, 1995
Commission File Number 0-16304

Optek Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware
75-1962405
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

1215 West Crosby Road, Carrollton, Texas             75006
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (214) 323-2200 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  (x)    No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment of this Form 10-K. (   )

The aggregate market value of the registrant's voting stock held by non-affiliates as of October 27, 1995 was: $16,095,758 (* see note on index page).

The number of shares outstanding of each class of registrant's common stock as of October 27, 1995 was: Common Stock, par value $0.01 per share, 3,444,624 shares.
___________________

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on March 19, 1996 are incorporated by reference in Part III of this Form 10-K.

OPTEK TECHNOLOGY, INC.ANNUAL REPORT ON FORM 10-K
INDEX
Securities and Exchange Commission
Item Number and Description                                  Page

			       PART I


ITEM  1.  Business                                              1
ITEM  2.  Properties                                            6
ITEM  3.  Legal Proceedings                                     7
ITEM  4.  Submission of Matters to a Vote of Security Holders   7

			     PART II

ITEM  5.  Market for the Registrant's Common Equity and
	  Related Stockholder Matters                           7
ITEM  6.  Selected Financial Data                               8
ITEM  7.  Management's Discussion and Analysis of Financial
	  Condition and Results of Operations                   9
ITEM  8.  Financial Statements and Supplementary Data          10
ITEM  9.  Changes in and Disagreements on Accounting
	  and Financial Disclosure                             10

			   PART II

ITEM  10.  Directors and Executive Officers of the
	   Registrant                                          11
ITEM  11.  Executive Compensation                              11
ITEM  12.  Security Ownership of Certain Beneficial
	   Owners and Management                               11
ITEM  13.  Certain Relationships and Related Transactions      11

		   PART IV AND SIGNATURES

ITEM  14.  Exhibits, Financial Statements & Financial
	   Statement Schedules and Reports on Form 8-K         11

INDEPENDENT AUDITORS' REPORT                                  F-1
SIGNATURES


The figure indicated on the cover page as to the aggregate market value of shares of registrant's voting stock held by nonaffiliates, as such figure relates to shares held by affiliates, represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K. The aggregate market value indicated is based upon the average of the bid and asked prices of the registrant's common stock, as reported by a market maker for the Company's common stock, as of October 27, 1995. All outstanding shares beneficially owned by executive officers and Directors of the registrant or by any stockholder beneficially owning more than 10% of registrant's common stock, as incorporated herein under the heading "Security Ownership of Certain Beneficial Owners and Management," were considered for purposes of this disclosure to be held by affiliates.

				 PART I

ITEM 1.  Business.

Introduction

Optek Technology, Inc. ("Optek" or "the Company") markets, designs and manufactures sensor products based on either of two technologies: optoelectronics or magnetic field sensing (Hall Effect). These products react to changes in infrared light or magnetic fields which indicate physical events such as position, speed or rotation and convert this information into an electrical signal which can then be communicated to control devices such as microprocessors capable of processing and responding to that signal.

Because optoelectronic and magnetic sensors operate without physical contact, they are capable of more accurate and reliable measurement and can be used with more sensitive and delicate equipment than standard mechanical or electromechanical devices. These characteristics, combined with increased speed, durability and compactness, have prompted the substitution of optoelectronic and magnetic sensors for mechanical and electromechanical processors.

Optek's optoelectronic components and assemblies are used in business machines, such as mailing machines, in which they determine envelope position; in computer peripherals, such as disk and tape drives, in which they sense the beginning position of the data storage area; in industrial products, such as security systems, in which they sense the interruption of a beam of light; and in military applications, such as missile guidance systems, in which they assist the projectile in tracking its target. Optek's magnetic sensors are used in automotive applications and in various industrial applicationswhere harsh environments prevent the use of optoelectronics. For example, Hall Effect devices sense rotation of shafts and gears in automobiles where the presence of dirt and oil would make the application of optoelectronic technology impractical.

Optoelectronic Products

The largest portion of the Company's current business is the design, manufacture and sale of custom devices which use optoelectronics technology to satisfy customers'sensing application requirements. Optoelectronics technology uses light to measure or sense position or motion. A familiar example of the use of this technology is its application in certain burglar alarm systems which emit a beam of light which is received by a sensor.
The interruption of this beam causes an electrical response in the sensor which signals the alarm. These principles may be applied using either visible or nonvisible (i.e., infrared) light as a means of sensing motion, speed or position. The optoelectronic products made by Optek primarily use infrared light.

Optek specializes in customized optoelectronic solutions for its customers' applications. The Company applies its specific engineering and manufacturing expertise to the design and manufacture of components and assemblies which meet the physical and technical requirements demanded for the intended use by the customer. This application-based design requires the integration of mechanical, electrical and optical technologies.

Based upon the Company's expertise and knowledge of the optoelectronics industry, the Company does not believe any patents currently govern the basic optoelectronics technology used by the Company. As a result, development of new applications for this technology has proceeded without the impediment of obtaining licenses for the underlying technology. Further, the Company believes that companies desiring to enter the optoelectronics industry may do so without obtaining licenses or permits relating to the use of such technology and that competition is not impeded by such constraints. However, Optek has sought to protect confidential information which is used in the Company's operations by restricting its employees from using, disseminating or disclosing confidential information not generally known in the industry.

Optek is vertically integrated and manufactures:

(1)  infrared emitting and light sensing semiconductor chips;
(2) discrete components, which are plastic or metal packages housing the light emitting or light sensing chips described above; and
(3) assemblies, which combine the light emitting and light sensing components in a single plastic package to meet various electrical and/or mechanical specifications. Generally, it is assemblies which are sold by Optek to its customers for use in their products.

This integrated manufacturing structure offers Optek the necessary flexibility to satisfy customers' specialized requirements.

The following paragraphs describe these optoelectronic devices and their basic principles of operation.

Semiconductor Chips

Light emitting and light sensing semiconductor chips are the basic elements in Optek's optoelectronic product range. Both types of chips are manufactured by Optek which has a complete semiconductor processing operation from engineering, through all processing steps, to final testing.

A light emitting diode ("LED") chip emits light as the result of the application of direct current at a low voltage. Such chips can be made to produce light in a wide range of wavelengths extending from the near ultraviolet region of the electromagnetic spectrum to the far infrared. Optek's light emitting chips are manufactured from gallium arsenide wafers using standard semiconductor manufacturing techniques.

Light sensors are semiconductor chips which are capable of converting light into electrical signals; thus, they can be used to sense and relay the signal produced from a light emitting chip. Optek produces light sensitive chips from polished silicon slices using standard silicon semiconductor manufacturing processes. Optek's light sensing chips include photodiodes, phototransistors and photodarlingtons, which have varying speed and sensitivity. Phototransistors and photodarlingtons incorporate transistors as an integral part of the chip thus providing in a single unit the ability to detect the light and amplify the signal received. The Company uses a substantial portion of the semiconductor chips it manufactures in its discrete components. On occasion, however, the Company has designed and manufactured custom semiconductor chips for specific customer applications.

Most of the light sensing chips manufactured by Optek produce an analog output which must then be interpreted by a microprocessor. However, the Company has developed a family of more sophisticated light sensing integrated circuits for these applications. These Photologic chips developed by Optek incorporate into the chip all the functions necessary to produce a digital output. The versatility of the chip's output geometry allows it to drive multiple outputs, resulting in savings to the customer in system processing circuitry. A Photologic( chip has also been developed with increased sensitivity, low level input detection and on-chip voltage regulation which enables the chip to function under fluctuating power conditions. The former characteristic is particularly useful in fiber optics where the signal transmitted may be a very low level signal. The latter characteristic finds a wide range of applications, for example with battery powered devices or under conditions of heavy electrical interference.

Discrete Components

Discrete components incorporate LED or sensor chips in either plastic or metal packages which protect the chip and allow light to pass to or from the chip. These components form an integral part of the assemblies manufactured by Optek. In manufacturing discrete components, LED or sensor chips are mounted on lead frames or headers, a wire is bonded from the chip to the lead, and the device is housed in a plastic or metal package. While most of Optek's discrete components are used in its own assembly manufacturing operations, the Company also manufactures and sells discrete components to original equipment manufacturers ("OEMs") which integrate them into their own products.

Assemblies

Most of Optek's business is directed to the production of complete assemblies which are ready to plug into the customer's equipment.
These assemblies generally fall into three product groups:

(1) interrupter/reflective assemblies, which use LED and sensor discrete components in combination and detect objects interrupting the light path;
(2) detector assemblies and displays, which incorporate specifically designed semiconductor chips capable of sensing position in physical packaging suitable for Aerospace/Defense applications; and
(3) isolators or couplers which transmit signals while "isolating" high voltage circuits.

Discrete LED and sensor components are generally used in combination with one another in interruptive or reflective assemblies. Each of these assemblies includes a discrete emitter, a light transmission path and a discrete sensor. The sensing occurs when an object interrupts the light transmission path from emitter to sensor or by reflecting the emitted light back to the sensor. Optek manufactures various types of detector assemblies and displays which are used in modern weapons systems.
These assemblies and displays are designed to sense the location of an object in relation to its target and often requires custom sensor or LED chips which are incorporated in physical packaging capable of withstanding rigorous environmental conditions.

Optoelectronic LED's and sensors can be used to isolate electrical noise or high voltage from an electrical circuit. In an isolator or coupler, the light path from emitter to sensor is totally enclosed and cannot be modified externally. Placing an isolator between an input and output circuit can eliminate the possibility of high voltage or electrical noise reaching the output circuit. These devices are used to protect computers and other sensitive circuits from potentially damaging electrical surges or electrical noise.

Fiber Optic Products

As a complement to its other optoelectronic devices, Optek manufactures fiber optic LED's and sensors. Optek uses its LED and sensor technology to provide the light signal and receiver products for data transmission through fiber. Fiber optics are currently widely used in modems, multiplexers and local area networks. These products allow electronic equipment, such as energy management systems, computers and even telephones, to communicate over thin lightweight cables of glass or plastic fiber.

Hall Effect Devices

During fiscal 1992, Optek began production of Hall Effect (magnetic field sensing) devices which sense physical events by reacting to changes in magnetic fields. Since magnetic fields are relatively unaffected by the cleanliness of the environment, Hall Effect devices can be used in environments in which a clear optical path is inhibited. For example, Hall Effect devices sense rotation of gears in automobiles for various applications where the presence of dirt and oil would make the application of optoelectronic technology impractical. The first practical application of this technology by Optek has been the production of crankshaft and camshaft sensors used for the ignition system of an automobile. This application is the subject of a patent and the Company has been licensed to manufacture such devices only for General Motors Corporation.

The Company continues to explore additional opportunities in which Hall Effect devices can efficiently address customers' requirements. For example, the Company recently began production of a Hall Effect sensor used in an automotive security system. Because of the presence of oil and dirt characteristic of automotive applications, magnetic sensing devices are particularly useful and the Company has sought to expand upon the expertise and familiarity gained through its initial automotive programs to identify and participate in additional sensor programs.

The Company's engineering expertise in sensor technologies has facilitated its identification of additional potential applications for Hall Effect devices. Because of the relative newness of some of these applications, the Company has sought and, in some cases, obtained patent protection for these applications. However, Optek cannot currently predict whether additional new applications will qualify for patent registration.

As with optoelectronic products, the Company is vertically integrated and capable of producing each of the elements incorporated into its Hall Effect devices. The basic building block of each device is a semiconductor chip which reacts to fluctuations in a magnetic field. Optek produces its own magnetic field sensing chips through processes and techniques similar to those used for manufacturing light sensing chips. As the position of a magnet is changed, the sensor produces a signal which is relayed to a control device. Each of these elements is combined into an assembly integrating mechanical, electronic and magnetic technologies.

Product Development

In the past, the optoelectronics industry has not been as subject to rapid technological change as other semiconductor-based industries. Consequently, the Company's efforts have been primarily directed toward enhancing the functions of its existing product base to permit a wider range of applications and to identification of new applications for optoelectronic devices rather than to research and development related to technological advances.

Similarly, most of the research related to Hall Effect devices has been directed to the solution of application-specific problems rather than to improvements in the underlying technology.

However, in order to expand the range of applications which can be addressed with its Hall Effect devices, the Company anticipates applying a portion of its research activities to development of new magnetic sensor technology having different sensitivities and capacities. If successful, this effort would permit the Company to introduce new lines of products for applications which are difficult or impossible to address with available sensors. No assurance can be given that the Company will succeed in expanding these technologies. During the past three fiscal years, the Company's product development and engineering expenses have ranged between 6% and 7% of net sales, a portion of which has been funded by customers. Future developments may require the Company to allocate increased resources to advances in optoelectronic and Hall Effect technologies. However, no assurance can be given that the Company will be successful in further expanding these technologies.

Raw Materials

The principal raw materials used by the Company in the manufacture of its semiconductor chips components and assemblies are silicon wafers, gallium wafers, chemicals and gases used in processing wafers, gold wire, lead frames, metal and plastic for packages that house the chip and the various custom assemblies, and magnets used in certain Hall Effect applications. All of these raw materials can be obtained from several suppliers. From time to time, particularly during periods of increased industry-wide demand, silicon wafers and other materials have been in short supply. However, the Company has not been materially affected by such shortages. As is typical in the industry, the Company allows for a significant lead time between order and delivery of raw materials.

Customers

In fiscal 1995, Optek's ten largest customers accounted for approximately 57% of net sales. Two customers, General Motors Corporation and Pitney Bowes, made purchases which accounted for 13% and 13%, respectively, of the Company's net sales.

Optek's customers normally purchase the Company's products and incorporate them in products that they in turn sell into their own markets on an ongoing basis. As a result, Optek's sales are dependent upon the success of its customers' products, and its future performance is dependent upon its success in finding new customers and receiving new orders from existing customers.

Sales orders are frequently made on the Company's standard form, which permits the customer to cancel the order in whole or in part. In such event, the standard form obligates the customer to pay the Company the purchase price of finished goods, a price adjustment based on the quantity of goods actually shipped and all costs, direct or indirect, incurred by the Company with respect to the order, including a reasonable allowance for prorated expenses and anticipated profits. However, no assurance can be given that such amounts will be received by the Company after cancellation.

Marketing

Optek markets its products through its own technical sales staff and through independent sales representatives. At October 27, 1995, Optek employed seven technical sales people who operate out of the Company's offices in Carrollton, Texas and two technical sales people operating out of offices in western Europe. Optek also uses approximately 130 independent sales representatives in geographic territories throughout the United States. Independent sales representatives are typically paid a 3% to 5% commission on sales within their geographical territory.

The initial customer contact is usually made by either a member of Optek's technical sales staff or a sales representative for the geographic area. During this contact, the representative determines if custom optoelectronic or Hall Effect components or assemblies could perform the specific functions desired by the customer. Typically, the customer either provides a detailed specification of its requirements or is assisted by Optek's engineering and technical sales staff in the development of specifications. Optek then develops a technical proposal, incorporating preliminary design concepts, and submits the technical proposal to the customer. The technical proposal includes pricing terms, which usually include a one-time tooling charge and a unit price for the product over a specified period based on an estimated production volume.

The marketing process takes approximately four to eighteen months from initial customer contact to purchase order, depending on the complexity of the customer's requirements. Once a purchase order is placed by the manufacturer with Optek, the typical lead time to delivery of a prototype is approximately twelve weeks, with production quantities available approximately six to eight weeks later. Subsequent production releases typically require lead times of six to eight weeks.

During fiscal 1995, foreign sales accounted for approximately $16.9 million or approximately 27% of net sales, as compared to $14.4 million, or approximately 26% of net sales for fiscal 1994, and $13.3 million, or approximately 24% of net sales during 1993.

Backlog

Optek's order backlog at October 27, 1995 was approximately $23.2 million compared with a backlog of approximately $15.6 million at October 28, 1994. Most of the backlog existing at October 27, 1995 is scheduled to be shipped within fiscal 1996. The Company's backlog is comprised of orders which customers have released and scheduled for delivery within one year. However, by industry practice, orders may be canceled or modified at any time, with the customer being responsible for all finished goods, all costs, direct and indirect, incurred by the Company and a reasonable allowance for anticipated profits. No assurance can be given that such amounts will be received by the Company after cancellation.

Competition

The Company is a leading supplier of custom optoelectronic and magnetic sensing devices for sale to original equipment manufacturers and automotive parts suppliers. Optek competes with a range of companies for the custom optoelectronic and magnetic sensor requirements of vendors of general business machines, computer peripherals, a variety of industrial products and specialized military applications. The Company believes that its principal competitor for sales of custom devices is Honeywell Optoelectronics (formerly Spectronics, Inc.), a division of Honeywell,
Inc. Because the Company specializes in custom devices requiring a high degree of engineering expertise to meet the requirements of specific applications, it generally does not compete to any significant degree with other large United States, European or Far
Eastern manufacturers of standard "off-the-shelf" optoelectronic components.

Optek believes that the production of quality products, expertise in the design and development of custom products, timely delivery of such products and price are the most significant factors in the segment of the market in which it competes. Optek believes that generally it competes favorably with respect to these factors.

Foreign Manufacturing Operations

Virtually all of Optek's discrete components and assemblies for commercial use, sales of which accounted for approximately 81% of Optek's net sales in its last fiscal year, are produced in facilities operated by the Company in Juarez, Mexico in order to realize significantly reduced labor costs. Mexico has enacted legislation to promote the use of such manufacturing operations by foreign companies and continuation of these operations depends upon compliance with applicable laws and regulations of the United States of America and Mexico, the availability of less expensive labor and the continuation of favorable exchange rates. These operations are authorized to operate as Maquiladoras by the Ministry of Commerce and Industrial Development of Mexico. Maquiladora status allows Optek to wholly own its Mexican subsidiaries and to import items into Mexico duty free, provided that such items, after processing, are re-exported from Mexico within six months. Maquiladora status, which must be renewed every two years, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program, proper utilization of imported materials, hiring and training of Mexican personnel, compliance with tax, labor, exchange control and notice provisions and regulations and compliance with locational constraints. The Company anticipates that the North American Free Trade Agreement ("NAFTA"), when fully implemented, will further facilitate its operations in Mexico and reduce the restrictions applicable to those operations.

Recently, as trade relations between the two countries have matured, labor costs have begun to rise and following a devaluation of the peso at the beginning of the year, exchange rates have stabilized in the latter half of the year. Although assembly operations in Mexico continue to be less expensive than comparable operations in the United States of America, additional investment in automated equipment may become necessary to offset rising labor costs. The Company's foreign manufacturing operations could be adversely affected by interruptions in the trade relations between these two countries.

Employees

As of October 27, 1995, the Company employed 1,686 persons, including
1,544 in manufacturing and assembly (1,348 in Mexico and 196 in Carrollton), 90 in sales and engineering and 52 in management and administration.
Some of the Company's employees are highly skilled and the Company's continued success will depend in part on its ability to attract and retain such employees, who are generally in demand. At times, the Company has had difficulty hiring engineering personnel with previous experience in its industry due to the limited number of engineers available with such experience. To date, this difficulty has not materially affected the Company's operations. The Company has never had a work stoppage, no employees are represented by any labor organi-zation and the Company considers its employee relations to be good.

ITEM 2.  Properties.

The Company's administrative offices, engineering facilities, silicon and gallium arsenide chip manufacturing operations and tooling and plastic molding operations are located in a Company-owned building containing 205,000 square feet on a 15.5 acre site in Carrollton, Texas. The Company also leases approximately 6,250 square feet of warehouse space in El Paso, Texas under a lease terminating in January 1997, half of which has been subleased.

Virtually all of the Company's non-military discrete components, interrupter and reflective assemblies and isolators/couplers are assembled at the facilities of the Company's subsidiaries located in Juarez, Mexico. The Mexican subsidiaries beneficially own a 24,000 square foot building and a 45,000 square foot building in Jaurez, Mexico through trust agreements with Banca Serfin, Sociedad Nacional de Credito, as required by Mexican law.

The operations formerly conducted at the smaller of those buildings have been consolidated into the larger plant and adjacent leased premises, and the Company is currently seeking to sell such plant. Therefore, the smaller building is now classified as an asset held for disposal. This property is currently under lease to a third party terminating in March 1998 with annual lease payments of approximately $114,000. The Company's Mexican subsidiaries also lease a 58,000 square foot building in Juarez, Mexico under a lease expiring in December 1996 with aggregate annual lease payments of $269,000. The lease provides for five one-year renewals exercisable on at least 180 days notice. This plant is adjacent to the 45,000 square foot building owned by the Company's subsidiaries.

Additional buildings aggregating 56,000 square feet are owned by Optek in Mineral Wells, Texas which formerly housed the manufacturing and assembly operations of Optek's Aerospace division. This plant has been classified as an asset held for disposal in the Company's financial statements and the Company is currently seeking to sell such plant and other land held in Mineral Wells.

The Company believes that its existing facilities and equipment are well-maintained and are in good operating condition. The Company anticipates that its current facilities will be suitable and adequate for its operations through 1996.

ITEM 3.  Legal Proceedings.

The Company is not involved in any material current or pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted by the Company during the fourth quarter of the fiscal year ended October 27, 1995 to a vote of the Company's security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
	 Matters.

Through July 1, 1993, the Company's Common Stock was traded in the over-the-counter market and was quoted on the National Association of Securities Dealers' Automated Quotations System ("NASDAQ") National Market System. Due to the losses reported for the fiscal year ended October 30, 1992, the Company did not satisfy the quantitative criteria for continued listing on the NASDAQ system and, therefore, the Company's common stock ceased to be quoted by the NASDAQ system effective
July 2, 1993. The Company's common stock continues to be traded in the over-the-counter market.

The following table sets forth the quarterly high and low closing sales prices (to the nearest 1/8) of the Common Stock, as quoted by NASDAQ, for each quarterly period through July 1, 1993 and the high and low bid prices as reported since the fourth quarter of 1994. Bid prices represent quotations between dealers in securities, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. Quarterly prices for periods from the cessation of quotation by NASDAQ until the fourth quarter of fiscal 1994 are not available as the Company did not have access to a regular record of quotations.

1995 Quarter Ended                 High                   Low
October 27, 1995                   7 3/4                   5 1/2
July 28, 1995                      5 3/4                   2 1/2
April 28, 1995                     2 5/8                   1 1/2
January 27, 1995                   1 5/8                   1 1/4

1994 Quarter Ended
October 28, 1994                   1 5/8                   1 1/4

July 30, 1993                      1 1/2                     1/4
April 30, 1993                     1 1/2                     3/4
January 29, 1993                   1 3/4                   1 1/4

At October 27, 1995, the Company had approximately 243 stockholders of record. The Company believes that a significant number of shares of the Company's Common Stock are held in street name and, consequently, the Company is unable to determine the actual number of beneficial owners thereof.

The Company has never paid a cash dividend on its Common Stock, currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's loan agreements contain covenants which prohibit the Company from declaring dividends on its Common
Stock unless such covenants are waived in writing.

ITEM 6.  Selected Financial Data.

The following table summarizes certain selected consolidated financial data for the periods indicated. This information is derived from the Company's consolidated financial statements and is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

				(In thousands, except per share amounts)
			  Oct. 27,  Oct. 28,   Oct. 29,   Oct. 30,   Oct. 25,
Operating Statement Data:     1995      1994       1993       1992       1991
			  ________  ________   ________   ________   ________

Net sales                 $62,542   $55,625    $55,878    $58,403    $51,703
Cost and expenses:
Cost of sales              38,450    36,971     42,898     41,780     39,206
Provision for excess and
obsolete inventories           63     1,298      3,601      1,371        982
			   ______    ______      ______    ______     ______
Gross profit               24,029    17,356      9,379     15,252     11,515

Product development and
  engineering expenses      3,841     3,591      3,968      4,089      4,520
Selling, general and
  administrative expenses   7,090     6,536      7,498      9,057      7,989
Provision for restructuring
  costs                         -         -      2,292      3,600          -
Reduction in value of
  deferred costs                -         -        893          -          -
			   ______    ______     ______     ______     ______
Operating income (loss)    13,098     7,229     (5,272)    (1,494)      (994)

Other expense:
Interest expense            2,960     3,685      3,952      3,788      3,521
Reduction in value of
  assets held for
  disposal                     74       230        518          -          -
Other, net                     68       135        317        615        658
			   ______    ______     ______     ______     ______
    Total other expenses    3,102     4,050      4,787      4,403      4,179
Earnings (loss) before
  income taxes              9,996     3,179    (10,059)    (5,897)    (5,173)

Income tax expense            158         -          -          -         44
			   ______    ______     ______     ______     ______
    Net earnings (loss)    $9,838    $3,179   $(10,059)   $(5,897)   $(5,217)
			   ______    ______    _______     ______      ______

Earnings (loss) per
  common share             $ 1.40    $  .47   $  (3.12)   $ (1.81)   $ (1.64)
Weighted average number of
  common and common
  equivalent shares
  outstanding               7,027     7,108      3,224      3,250      3,187

Balance sheet data:
Working capital (deficit)  $4,028    $4,830    $ 6,865   $(25,081)   $14,075
Total assets               26,065    27,827     32,146     48,651     45,212

Total current liabilities,
  including current
  maturities of long-term
  debt                      9,175     8,159      7,920     50,789     9,106

Long-term debt, less
  current maturities       15,996    28,692     36,472        111     32,567

Stockholders' equity
  (deficit)                   810    (9,148)   (12,340)    (2,302)     3,489

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for 1995 were $62.5 million versus $55.6 million in 1994 and $55.9 million in 1993. The increase from 1994 is attributed to higher commercial sales volume of $4.5 million, higher automotive sales volume of $1.2 million and increased volume of high-reliability optoelectronic products of $1.2 million. The net decline from 1993 to 1994 was a result of the divestiture of the local area network product line, $1.6 million, and discontinuation of the power semiconductor product line, $2.8 million.
These reductions were substantially offset by increases in the commercial and hi-reliability optoelectronics businesses totaling $4.1 million.

Cost of sales in 1995 was 61% of sales versus 66% in 1994 and 77% in 1993.
The improvements in 1995 and 1994 are the result of higher production volumes resulting in lower unabsorbed fixed costs, favorable Mexico exchange rates, cost reduction programs that were implemented in 1993, and divestiture or discontinuation in 1993 of unprofitable product lines.

Operating income was $13.1 million in 1995, $7.2 million in 1994 and a loss of $5.3 million in 1993. The improvement in 1995 was the result of the aforementioned increase in sales volume; improvements in cost of sales as discussed above; and the absence of additional provisions for excess and obsolete inventories versus 1994 provisions of $1.3 million. The improvement from 1993 to 1994 was the result of lower cost of sales as previously mentioned; the absence of charges incurred in 1993 for restructuring, $2.3 million and write-off of deferred product development, $.9 million;
lower provisions for excess and obsolete inventories, $2.3 million; and reduced engineering, selling, general and administrative expenses.

Restructuring charges in 1993 of $2.3 million included a $1.9 million inventory provision related to the discontinuation of the power semiconductor product line and a $.4 million provision for a reduction in force in the commercial and automotive groups.

Product development and engineering expenses in 1995 were $3.8 million or 6.1% of sales compared to $3.6 million or 6.5% of sales in 1994 and $4.0 million or 7.1% in 1993. These expenses are related to the development of new products and processes as well as sustaining engineering. The improvement in the percent to sales in 1995 was due to sales increasing at a greater rate than expenses. The 1994 improvement was primarily the result of the divestiture of the local area network product line and discontin-uation of the power semiconductor product lines as well as other downsizing activities. In 1996, the Company will continue to emphasize development of new products in support of its strategic growth plan.

Selling, general and administrative expenses in 1995 were $7.1 million or 11.3% of sales, versus 11.8% in 1994 and 13.4% in 1993. The improvement in 1995 was the result of sales increasing at a rate greater than expenses.
The 1994 improvement was the result of divesting or discontinuing unprofitable product lines as discussed above and other downsizing actions.

Other expenses consist primarily of interest expense which decreased in 1995 and 1994 due to the continued reduction of long-term debt.

As a result of the factors discussed above, net earnings for 1995 were $9.8 million versus $3.2 million in 1994 and a loss of $10.1 million in 1993.

Liquidity and Capital Resources

As reflected in the Company's consolidated statements of cash flows, Optek generated approximately $14 million in cash from operations in fiscal year
1995. The largest single use of cash flow continues to be the reduction of the Company's outstanding debt, approximately $13 million in fiscal year
1995. The remainder of approximately $1 million was used for the purchase of manufacturing equipment. Operating cash flows were $8 million in 1994 and $3 million in 1993. The year-to-year improvements were a direct result of the factors discussed above.


A credit agreement with a financial institution at January 20, 1994, provided a $38.8 million line of credit consisting of a $10.5 million
working capital line and a $28.3 million revolving term loan.    Amounts
drawn on the working capital line bear interest at 1 1/2% over the reference rate announced from time to time by the First National Bank of Chicago,
Chicago, Illinois and mature on October 31, 1996, with two one year extensions if no default exists under the loan documents at maturity.
Interest accrues on the revolving line of credit at various rates by tranche, a summary of which is set forth in Note 5 to the consolidated financial statements included herein.

The revolving line was scheduled to reduce to $20,650,000 as of November 1, 1995, with additional reductions in the revolving line to occur in the event that the Company used less than the available line for the sixty days preceding a scheduled reduction date. On November 1, 1995, the commitment on the revolving line was reduced to approximately $8,000,000 through operation of these provisions. The final scheduled reduction in the revolving line of $8,000,000 is to occur October 31, 1998.

The Company is currently in compliance with the financial and other covenants contained in its loan documents. Although Optek's ability to fund research and development and capital expenditures is constrained by the terms of the loan documents, management believes that its working relationship with its lender is good and that these facilities will be adequate to finance the Company's needs for the foreseeable future.

Recently Issued Accounting Pronouncements

The Company is required to adopt, in fiscal 1997, the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."
The Company has not determined what the impact of this adoption will be.

ITEM 8.  Financial Statements and Supplemental Data.

Included on pages F-1 through F-11 hereof.

ITEM 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

None.

			      PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

Information relating to the Company's Directors and executive officers is set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held March 19, 1996, which will be filed with the Securities and Exchange Commission on or about January 19, 1996, and such information is incorporated herein by reference.

ITEM 11.  Executive Compensation.

Information relating to executive compensation is set forth under the heading "Executive Compensation" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held March 19, 1996, which will be filed with the Securities and Exchange
Commission on or about January 19, 1996, and such information is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

Information relating to the ownership of certain beneficial owners and management of the Company's Common Stock is set forth under the heading
"Securities Ownership of Certain Beneficial Owners and Management" in the
Company's definitive proxy statement relating to the Company's Annual
Meeting of

Stockholders to be held March 19, 1996, which will be filed with the Securities and Exchange Commission on or about January 19, 1996, and such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions.

Information relating to the business relationships and related transactions with respect to the Company and certain Directors and nominees for election as Directors is set forth under the heading "Certain Transactions" in the Company's definitive proxy statement relating to the Company's Annual
Meeting of Stockholders to be held March 19, 1996, which will be filed with the Securities and Exchange Commission on or about January 19, 1996, and such information is incorporated herein by reference.

			      PART IV

ITEM 14. Exhibits, Financial Statements & Financial Statement Schedules and Reports on Form 8-K.

1.   Financial Statements included in Part II (Item 8) of this report:
     Independent Auditors' Report;
     Consolidated Balance Sheets as of October 27, 1995 and October 28,
       1994;
     Consolidated Statements of Operations for the three years ended
       October 27, 1995;
     Consolidated Statements of Stockholders' Equity (Deficit) for the
       three years ended October 27, 1995;
     Consolidated Statements of Cash Flows for the three years ended
     October 27, 1995;
     Notes to Consolidated Financial Statements.

2. Financial Statement Schedules included in Part IV (Item 14) of this report for the three fiscal years ended October 27, 1995:

      Independent Auditors' Report;
      Schedule II - Valuation and Qualifying Accounts;
      All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

No.               Exhibit
 3.7    Bylaws of Optek Technology, Inc. (1).
 3.8    Restated Certificate of Incorporation of Optek Technology, Inc. dated
August 27, 1987 (2).
10.1    Restated and Amended 1983 Incentive Stock Option Plan (1).
10.2    Form of Incentive Stock Option Agreement (1).
10.25   Optek Technology, Inc. Profit-Sharing Plan and Trust (1).
10.30   1983 Incentive Stock Option Plan (3).
10.33   First Amended and Restated Registration Rights Agreement dated as
	of July 1, 1988 among Optek Technology, Inc., Allstate Insurance
	Company, Metropolitan Life Insurance Company, Massey Burch Venture
	Investors, The Confederate Venture Fund, James D. Crownover,
	Jack C. Massey, Rauscher Pierce Refsnes, Inc., Equitable Enskilda
	Securities Limited and Household Commercial Financial Services, Inc.
	(4).
10.36   First Amendment to Optek Technology, Inc., Profit Sharing Plan
	and Trust (5).


10.38   Form of Director Warrant to Purchase Common Stock (5).
10.47   Long-Term Stock Investment Plan (6).
10.48   Directors' Formula Award Plan (6).
10.49   Amended and Restated Secured Credit Agreement dated January 20,
	1994 between Optek Technology, Inc. and Household Commercial
	Financial Services, Inc. (7).
10.52   Warrant to Purchase Common Stock of Optek Technology, Inc. dated
	May 20, 1993 (8).
10.53   Warrant to Purchase Common Stock of Optek Technology, Inc. dated
	November 22, 1993 (8).
10.54   Warrant to Purchase Common Stock of Optek Technology, Inc. dated
	November 22, 1993 (8).
10.55   Consulting Agreement between Optek Technology, Inc. and Grant
	Dove (8).
10.56   Employment Agreement between Optek Technology, Inc. and
	Thomas R. Filesi (8).
10.57   Employment Agreement between Optek Technology, Inc. and
	Thomas S. Garrett (8).
10.58   Employment Agreement between Optek Technology, Inc. and D.
	Vinson Marley (8).
10.59   Form of Stock Option Agreement (8).
10.60   Amended and restated warrant to purchase Common Stock of Optek
	Technology, Inc. dated December 13, 1995.

11.1    Statement Regarding Computation of Per Share Earnings.
  22    Subsidiaries of the Registrant.
  23    Independent Auditors' Consent.

(1) Previously filed as Exhibits 3.7, 10.1, 10.2, and 10.25, to registrant's Registration Statement on Form S-1, No. 33-14885, and incorporated herein by reference.

(2)     Previously filed as Exhibit 3.8 to registrant's Registration
	Statement on Form 8-A filed on October 15, 1987, and incorporated herein by reference.

(3)     Previously filed as Exhibit 10.30 to registrant's Registration
	Statement on Form S-8, No. 33-18555, and incorporated herein by reference.

(4) Previously filed as Exhibit 4 to Schedule 13D dated July 21, 1988 filed on behalf of Household Commercial Financial Services, Inc., and incorporated herein by reference.

(5)     Previously filed as Exhibits 10.36 and 10.38 to registrant's Annual
	Report on Form 10-K for the fiscal year ended October 28, 1988 and incorporated herein by reference.

(6)     Previously filed as Exhibits 10.47 and 10.48 to registrant's Annual
	Report on Form 10-K for the fiscal year ended October 25, 1991 and incorporated herein by reference.

(7)     Previously filed as Exhibits 10.49 and 10.50 to registrant's Annual
	Report on Form 10-K for the fiscal year ended October 29, 1993 and incorporated herein by reference.

(8)     Previously filed as Exhibits 10.52, 10.53, 10.54, 10.55, 10.56,
	10.57, 10.58 and 10.59 to registrant's Annual Report on Form 10-K for the fiscal year ended October 28, 1994 and incorporated by reference.

	(b)  Reports on Form 8-K.

	The Company filed no reports on Form 8-K during the quarter ended October 27, 1995.


KPMG Peat Marwick LLP
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Optek Technology, Inc.:


We have audited the accompanying consolidated balance sheets of Optek
Technology, Inc. and subsidiaries as of October 27, 1995 and October 28,
1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended October 27, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optek
Technology, Inc. and subsidiaries as of October 27, 1995 and October 28,
1994, and the results of their operations and their cash flows for each of the years in the three-year period ended October 27, 1995, in conformity with generally accepted accounting principles.


		       KPMG PEAT MARWICK LLP





Dallas, Texas
December 6, 1995



	     OPTEK TECHNOLOGY, INC. AND SUBSIDIARIES
		   CONSOLIDATED BALANCE SHEETS
	  (in thousands, except share  and per share data)

				ASSETS


				       October 27,        October 28,
					 1995                 1994
				       __________         __________
Current assets:
Cash                                   $     928          $      722
Accounts receivable, net of
  allowance for doubtful accounts
  and customer returns of $975 in
 1995 and $738 in 1994                     6,931              6,689
Inventories (note 2)                       5,284              5,517
Prepaid expenses                              60                 61
					   _____              _____
Total current assets                      13,203             12,989
Property, plant and equipment,
  at cost (note 3)                        33,282             32,761
Less accumulated depreciation             20,618             18,576
					  ______             ______
					  12,664             14,185

Assets held for disposal at the
 lower of cost or estimated net
 realizable value                            141                297
Other assets                                  57                356
					  ______              _____
					 $26,065            $27,827

	   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Checks not presented for payment         $   979            $   749
Accounts payable                           2,339              1,938
Accrued expenses (note 4)                  5,857              5,472
					  ______              _____
    Total current liabilities              9,175              8,159

Long-term debt (note 5)                   15,996             28,692
Other liabilities                             84                124

Stockholders' equity (deficit)
 (notes 5 and 6):
 Preferred stock, $.01 par value.
   Authorized 1,000,000 shares;
   none issued                                 -                  -
 Common stock, $.01 par value.
   Authorized 12,000,000 shares;
   issued 3,444,624 shares in 1995
   and 3,232,861 shares in 1994               34                 32
  Additional paid-in capital              13,016             12,898
  Accumulated deficit                    (12,240)           (22,078)
					  ______             ______
    Total stockholders'
      equity (deficit)                       810             (9,148)
					   _____             ______
					 $26,065            $27,827

       See accompanying notes to consolidated financial statements




		OPTEK TECHNOLOGY, INC. AND SUBSIDIARIES
		 CONSOLIDATED STATEMENTS OF OPERATIONS
		 (in thousands, except per share data)


					Year ended
				October 27,     October 28,     October 29,
				   1995            1994            1993
				_________       _________       __________


Net sales                       $62,542         $55,625         $ 55,878
Cost and expenses:
Cost of sales                    38,450          36,971           42,898
Provision for excess and
  obsolete inventories               63           1,298            3,601
Product development expenses        650             582              407
Engineering expenses              3,191           3,009            3,561
Selling expenses                  4,245           3,950            4,776
General and administrative
  expenses                        2,845           2,586            2,722
Provision for restructuring
  costs (note 4)                      -               -            2,292

Reduction in value of deferred
  costs (note 1)                      -               -              893
Total cost and expenses          49,444          48,396           61,150
				 ______          ______           ______
Operating income (loss)          13,098           7,229           (5,272)

Other expense:
Interest expense                  2,960           3,685            3,952
Reduction in value of assets
   held for disposal                 74             230              518
Other, net                           68             135              317
				  _____           _____            _____
  Total other expenses            3,102           4,050            4,787
  Earnings (loss) before
  income taxes                    9,996           3,179          (10,059)

Income tax expense (note 7):        158               -                -
				 ______           _____           ______
    Net earnings (loss)         $ 9,838         $ 3,179         $(10,059)

Earnings (loss) per common
   share                        $  1.40         $   .47         $  (3.12)

	 See accompanying notes to consolidated financial statements




	       OPTEK TECHNOLOGY, INC. AND SUBSIDIARIES
	 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
		    (in thousands, except share data)

								       Total
								       Stock-
				Additional                           holders'
		 Common Stock    paid-in    Accum.    Treas. Stk      equity
	       Shares    Amount  capital   Deficit   Shares  Amount (deficit)
	       ______    ______ __________ _______   ______  ______  _______

Balance at
 October 30,
 1992          3,273,725  $  33  $13,078  $(15,198)  (49,020) $(215)  $(2,302)
Forfeiture of
 common stock
 under a
 restricted
 stock bonus
 plan                  -      -        -        -     (2,400)     -         -
Amortization
 ofrestricted
 stock com-
 pensation
 expense               -      -       21         -         -      -        21
Retirement of
 treasury
 shares          (51,420)    (1)    (214)        -    51,420     15         -
   Net loss            -      -        -   (10,059)        -      -   (10,059)
		  ______    ___   ______   _______    ______     __   _______
Balance at
 October 29,
 1993          3,222,305     32   12,885   (25,257)        -      -   (12,340)
  Exercise of
   incentive
   stock
   options        10,556      -       13         -         -      -        13
  Net earnings         -      -        -     3,179         -      -     3,179
		________     __   ______    ______     _____    ___    ______
Balance at
 October 28,
 1994          3,232,861     32   12,898   (22,078)        -      -    (9,148)
Exercise of
 incentive
 stock
 options and
 warrants        211,763      2      118         -         -      -       120
   Net earnings        -      -        -     9,838         -      -     9,838
	       _________    ___   ______   _______     _____    ___    ______

Balance at
 October 27,
 1995          3,444,624  $  34  $13,016  $(12,240)        -  $   -   $   810
	       _________   ____  _______  ________     _____   ____   _______

	   See accompanying notes to consolidated financial statements

		OPTEK TECHNOLOGY, INC. AND SUBSIDIARIES
			    CONSOLIDATED
		      STATEMENTS OF CASH FLOWS
			   (in thousands)


					Year ended
			     October 27,     October 28,     October 29,
				1995            1994            1993

Cash flows from operating
 activities:
  Net earnings (loss)        $  9,838         $  3,179       $(10,059)
  Adjustments to reconcile
    net earnings (loss)
    to net cash provided by
    operating activities:
      Depreciation and
	amortization            2,722            2,705          3,664
      Gain on sale of
	property, plant &
	equipment                 (25)            (220)          (133)
      Reduction in value of
	deferred costs              -                -            893
      Reduction in value of
	assets held for
	disposal                   74              230            518
  Changes in assets and
    liabilities:
      Accounts receivable        (242)             259          1,905
      Inventories, prepaid
	expenses and other
	assets                    533            1,651          8,880
      Accounts payable,
	accrued expenses
	and other
	liabilities               746              169         (2,774)
	  Net cash provided
	    by operating
	    activities         13,646            7,973          2,894

  Cash flows from investing
    activities:
      Purchase of property,
	plant and equipment    (1,121)            (898)          (163)
    Proceeds from sale of
      property, plant and
      equipment                    25              681            117
    Increase in other assets        -                -           (144)
	Net cash used in
	  investing
	  activities           (1,096)            (217)          (190)

Cash flows from financing
  activities:
    Net repayment under
      long-term bank debt     (12,696)          (7,780)        (2,557)
    Net proceeds from
      exercise of stock
      options                     120               13              -
    Other financing
      activities                  230              100           (266)
	Net cash used in
	  financing
	  activities          (12,346)          (7,667)        (2,823)
Effect of exchange rate
  changes on cash                   2              (25)           (19)
			       ______            _____         ______
Net increase (decrease)
  in cash                         206               64           (138)
Cash at beginning of year         722              658            796
Cash at end of year          $    928         $    722       $    658

Interest payments            $  3,075         $  3,719       $  3,947

Income tax payments          $    123         $      -       $      -

       See accompanying notes to consolidated financial statements

	       OPTEK TECHNOLOGY, INC. AND SUBSIDIARIES
	      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended October 27, 1995, October 28, 1994 and October 29, 1993
		       (dollars in thousands)


  (1)   Summary of Significant Accounting Policies

  (a)   General Information

Optek Technology, Inc. and subsidiaries (Company) design, manufacture  and market custom infrared optoelectronic devices and magnetic field sensing
(Hall Effect) devices.  A substantial portion of the Company's products are
manufactured by a wholly-owned subsidiary located in Mexico.    Net assets
located at that subsidiary were $6,852 in 1995, $6,901 in 1994 and $7,426 in 1993.

The Company uses a fiscal year ending on the last Friday in October.

  (b)   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Optek Technology, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  (c)   Inventories

Inventories are valued at standard cost which approximates the lower of first-in, first-out cost or market.

  (d)   Depreciation

Depreciation of property, plant and equipment is provided using the straight-line method.

  (e)   Other Assets

The cost of other assets, principally deferred costs associated with new products, are amortized on a straight-line basis over a period of three to five years. In fiscal 1993, the unamortized deferred cost associated with the development of a production line was fully amortized because of reduced expectancy of cost recovery in the future.

  (f)   Earnings (loss) per Common Share

Earnings (loss) per common share is based on the weighted average number of shares and, when dilutive, equivalent shares outstanding during each of the periods presented. Primary earnings (loss) per share and fully diluted earnings (loss) per share were substantially the same in fiscal 1995, 1994 and 1993. Weighted average common shares and common share equivalents when dilutive were 7,027,181, 7,108,016, and 3,223,971 during fiscal 1995, 1994 and 1993, respectively. The calculation of net earnings per share in 1995 and 1994 uses the modified treasury stock method.

  (g)   Foreign Currency Translation

The United States dollar has been determined to be the functional currency for all foreign operations. Exchange gains and losses related to such operations are immaterial for all years presented.


		 OPTEK TECHNOLOGY, INC. AND SUBSIDIARIES
	 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
			 (dollars in thousands)


  (2)   Inventories

A summary of inventories at October 27, 1995 and October 28, 1994 follows:

						    1995     1994
	Finished goods                             $1,186   $1,267
	Work in process                             3,393    4,504
	Raw materials                               3,158    2,776
	Reserve for excess and obsolete inventory  (2,453)  (3,030)
						    _____    _____
						   $5,284   $5,517

  (3)   Property, Plant and Equipment

A summary of property, plant and equipment at October 27, 1995 and October 28, 1994 follows:

						    1995     1994
	Land                                      $ 3,137  $ 3,137
	Buildings and improvements                  8,886    8,744
	Equipment                                  21,259   20,880
						   ______   ______
						  $33,282  $32,761

  (4)   Accrued Expenses

A summary of accrued expenses at October 27, 1995 and October 28, 1994 follows:

						    1995     1994
	Employee related accruals                  $2,729   $2,055
	Customer tooling                              278      626
	Restructuring costs                           203      476
	Other                                       2,647    2,315
						    _____    _____
						   $5,857   $5,472

In fiscal 1992, the Company accrued $3,600 for the estimated loss upon sale or closure of a subsidiary and the consolidation of the Company's high reliability optoelectronic and power semiconductor manufacturing capacity.
During fiscal 1993, the subsidiary's operations were substantially discontinued and the high reliability optoelectronic and power semiconductor manufacturing capacity was consolidated into other existing manufacturing facilities. Subsequently during fiscal 1993, the Company discontinued the power semiconductor product line and provided $1,942 for related excess inventory which was included in the provision for restructuring costs.
Restructuring costs in 1993 also included $350 for a reduction in force in the commercial and automotive groups.


		 OPTEK TECHNOLOGY, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
			 (dollars in thousands)


  (5)   Long-term debt

The following is a summary of long-term debt at October 27, 1995 and October 28, 1994:

						     1995          1994
	$10,500 working capital line of credit
	  from a financial institution;
	  interest at the corporate base rate
	  at the First National Bank of Chicago
	  (8.75% at October 27, 1995) plus 1.5%;
	  interest payable monthly (a)              $     1       $  392
	$21,900 revolving term loan ($28,300 in
	  1994) from a financial institution
	  with annual scheduled principal
	  reductions through October 31, 1998;
	  interest rates and associated
	  outstanding amounts are as follows:
	  Corporate base rate at the First
	    National Bank of Chicago plus
	    2.0%, interest payable monthly (b)        1,080            -
	  Corporate base rate at the First
	    National Bank of Chicago plus
	    4.0%; interest payable monthly (b)        6,000        6,000
	  Corporate base rate at the First
	    National Bank of Chicago plus
	    1.50%; interest payable monthly               -        4,300
	  13.40%; interest payable monthly                -        6,000
	  12.20%; interest payable monthly (b)        6,915       10,000
	  12.34%; interest payable monthly (b)        2,000        2,000
	     Total long term debt                   $15,996      $28,692

     (a) The working capital commitment is scheduled to expire October 31, 1996 and is renewable at the option of the Company for two one-year terms thereafter, provided no event of default has occurred, and will be renewable after October 31, 1998 at the option of the lender.

     (b) The financial institution is entitled to additional contingent interest in the event of a future sale of the Company or third party refinancing of the Company's loans. The additional interest would be equal to the difference between 18% and the applicable interest rate on certain portions of the debt for the period
	  January 20, 1994 through the date of the event.

The Company must comply with specific affirmative and negative covenants which require the Company, among other things, to maintain minimum net worth, as defined, and to satisfy certain financial ratios. The covenants also restrict investments, capital expenditures and additional debt and prohibit payment of dividends. The Company was in compliance with all debt covenants at the end of fiscal 1995.

All loans from the financial institution are secured by all of the real and personal property of the Company. For loans from the financial institution, a commitment fee accrues at 1/2% per annum on the daily average balance of the unused commitment.

The Company has granted the financial institution a warrant, as amended on December 13, 1995, to purchase 3,150,000 shares of the Company's common stock at an exercise price of $.50 per share which expires on October 31, 1998. The exercise price may decrease to $.01 if the Company's cumulative adjusted operating profit is less than stipulated minimums through the earlier of the date the warrants are exercised, the Company is sold or October 31, 1998. The warrant contains certain antidilutive provisions, certain registration rights upon the occurrence of a public offering and certain demand rights for such a registration.


		  OPTEK TECHNOLOGY, INC. AND SUBSIDIARIES
	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
			  (dollars in thousands)

The Company has entered into bank agency agreements with the financial institution which specify that throughout the term of the credit agreement, the agent bank shall be pledgee-in-possession (for the benefit of the lender) of lock boxes, master accounts and all cash instruments of the Company.
Available cash balances in excess of $300 are applied against long-term debt and are available for re-borrowing according to the terms of the agreement.

The revolving line was scheduled to reduce to $20,650,000 as of November 1, 1995, with additional reductions in the revolving line to occur in the event that the Company used less than the available line for the sixty days preceding a scheduled reduction date. On November 1, 1995, the commitment on the revolving line was reduced to approximately $8,000,000 through operation of these provisions. The final scheduled reduction in the revolving line of $8,000,000 is to occur October 31, 1998.

  (6)   Stockholders' Equity

During fiscal 1992, the Company implemented a long-term stock investment plan (Investment Plan) which allows the granting of options to key employees and non-employee advisors to the Company to purchase up to 1,000,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the fair market value on the date of grant. During fiscal 1995, the Company increased the authorized but unissued common stock available for this plan to 1,500,000 shares. The Investment Plan allows the granting of rights to receive cash or to acquire shares of common stock equal to the difference between the exercise price and the current market price of stock issuable pursuant to exercisable options. No rights to receive cash in lieu of common stock have been granted as of October 27, 1995. During fiscal 1995, 200,650 options were granted, 177,280 were exercised and 72,365 were terminated. A summary of options under the Long Term Investment Plan follows:

			  Outstanding     Exercisable     Exercise Price
	Granted             1,136,050             -        $0.19 - $2.13
	Vested                      -       431,679
	Exercised            (177,280)     (177,280)
	Terminated           (139,945)         (667)
			    _________      ________
	Options at
	October 27, 1995      818,825       253,732        $0.19 - $6.05

During fiscal 1983, the Company implemented an incentive stock option plan
(Incentive Plan) which allowed the granting of options, exercisable for up to ten years after the date of grant, to key employees to purchase the Company's authorized but unissued common stock at an exercise price equal to the fair market value on the date of grant. The Incentive Plan expired during fiscal 1993. During fiscal 1995, options to purchase 18,483 shares of common stock were exercised. Under the Incentive Plan, options outstanding and exercisable total 143,399 at an exercise price of $1.13 to $3.45 per share at October 27, 1995.

During fiscal 1993 and 1994, the Company granted warrants to purchase up to 8,759 and 170,042 shares of common stock to a director in partial consideration for consulting services. Previous grants were made to certain non-employee directors and advisors. During fiscal 1995, warrants to purchase 16,000 shares of common stock were exercised. Excluding warrants granted to financial institutions, the Company at October 27, 1995 had 245,301 warrants outstanding and exercisable at $.19 to $6.13 per share expiring December, 1996 through November, 1998.


		 OPTEK TECHNOLOGY, INC. AND SUBSIDIARIES
	 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
			 (dollars in thousands)

During fiscal 1992, the Company adopted a directors' formula award plan
(Directors' Plan) which provides for the granting of options to directors of the Company to purchase up to 200,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the fair market value on the date of grant. Each individual elected or reelected to serve as a director of the Company who is not a full-time employee of the Company will automatically be awarded options to purchase up to 3,500 shares of common stock. Options granted under the Directors'
Plan vest if such individual continues to serve as a Director of the Company until the next annual meeting of the Company's stockholders and are exercisable for a period of ten years from the date of grant.
At October 27, 1995 there are 59,500 director options outstanding (of which 45,500 are exercisable) from $.44 to $2.13 per share.

  (7)   Income Taxes

The Company adopted Financial Accounting Standards Board Statement No. 109 as of October 30, 1993. The adoption of Statement No. 109 was made on a prospective basis and did not impact the Company in the fiscal year 1994.
Prior to adoption of Statement No. 109, the Company accounted for income tax in accordance with Accounting Principles Board Opinion No. 11.

Income tax expense (benefit) for fiscal years 1995, 1994 and 1993 differs from the "expected" tax expense (benefit) computed by applying the U.S.
corporate income tax rate of 34% to net earnings (loss) before income taxes as follows:
					     1995      1994        1993
    Expected tax expense
      (benefit)                             $3,399    $1,081    $(3,420)
    Loss in excess of
      available tax carryback                    -         -      3,371
    Realization of benefits
      of tax loss carryforwards             (3,853)     (305)         -
    Change in valuation reserve
      net of loss carryforward
      realized                                 410      (804)         -
    Other, net                                 202        28         49
					    ______    ______     ______
					    $  158    $    -    $     -

The tax effects of temporary differences that give rise to significant portion of the deferred tax assets and deferred tax liabilities at October 27, 1995 and October 28, 1994 are presented below:

					     1995      1994
     Deferred tax assets:
       Net operating loss carryforwards     $3,238    $7,055
       Allowance for doubtful accounts,
	 inventories and accrued expenses    1,894     1,451
       Less valuation allowance             (3,805)   (7,248)
					     _____     _____
	  Net deferred tax assets            1,327     1,258

     Deferred tax liabilities:
       Difference between book and tax
	 depreciation allowances            (1,327)   (1,258)
					     _____     _____
	   Net deferred taxes               $    -    $    -

The valuation allowance for deferred tax assets at October 27, 1995 was $3,805. The net change in the valuation allowance for the year ended
October 27, 1995 and October 28, 1994 was a decrease of $3,443 and $1,109, respectively.



		  OPTEK TECHNOLOGY, INC. AND SUBSIDIARIES
	 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
			  (dollars in thousands)

At October 27, 1995, the Company had net operating loss carryforwards for federal income tax purposes of $9,522 which are available to offset future regular federal income taxes and alternate minimum tax operating loss carryforwards of $7,870. These carryforwards expire during the years 2005 through 2008.

  (8)   Operating Leases

The Company and its subsidiaries lease certain manufacturing facilities and equipment under noncancellable operating leases. Future minimum lease payments as of October 27, 1995, under all such operating leases are as follows: 1996, $362; 1997, $86; 1998, $35; and 1999, $33. Rental expense was $412 in 1995,  $382 in 1994, and $445 in 1993.

  (9)   Credit Risk and Major Customer Information

Substantially all of the Company's sales are made on credit on an unsecured basis. The Company evaluates credit risks on an individual basis before extending credit to its customers and it believes the allowance for doubtful accounts adequately provides for losses on uncollectible accounts.

During fiscal 1995, the Company's ten largest customers accounted for approximately 57% of net sales. Such customers are involved primarily in the automotive and office equipment industries. During fiscal 1995, sales to one customer in the automotive industry were 13% of sales, versus
14% in 1994 and 1993, and sales to one customer in the office equipment industry were 13% of sales versus 15% in 1994 and 10% in 1993.

Aggregate export sales to unaffiliated customers were $16,856 in 1995, $14,406 in 1994 and $13,321 in 1993. Export sales were primarily to customers in Western Europe.

  (10)  Employee Benefit Plan

All U.S. paid employees of the Company are entitled to participate in the Optek Technology, Inc. Profit-Sharing Plan and Trust (Profit-Sharing Plan).
Pursuant to the Profit-Sharing Plan, employees may request the Company to deduct and contribute up to 15% of their salary. For each dollar con-tributed, the Company has the option to contribute an additional $0.50 up to 2% of the employee's salary. Employer contributions vest ratably over a period of five years. Vesting occurs in each year in which employees accumulate at least 1,000 hours of service. An employee's vested account balance is distributable either upon termination of employment or after attaining a certain age. During fiscal 1995, the Company provided for contributions to the Profit-Sharing Plan totaling $140,000 to be paid the first quarter of fiscal 1996. During fiscal 1994, the Company contributed
$118,000. During fiscal 1993, the Company did not make a contribution to the Profit-Sharing Plan.


				  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

				  OPTEK TECHNOLOGY, INC.



				  By    /s/   Thomas R. Filesi                               .
				    ___________________________
				    Thomas R. Filesi, President
				    and Chief Executive Officer

Dated:  December 12, 1995

Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                Title                          Date


/s/   Thomas R. Filesi       President, Chief Executive
________________________     Officer and Director
   Thomas R. Filesi          (Principal Executive Officer)

/s/   D. Vinson Marley       Vice President - Finance
________________________     Treasurer and Assistant
   D. Vinson Marley          Secretary (Principal Financial
			     and Accounting Officer)

/s/   Grant A. Dove          Chairman of the Board
________________________     and Director
  Grant A. Dove                                             December 12, 1995

/s/   Rodes Ennis            Director
________________________
   Rodes Ennis

/s/   Michael E. Cahr        Director
________________________
   Michael E. Cahr

/s/   William H. Daughtrey   Director
__________________________
   William H. Daughtrey

/s/   Wayne Stevenson        Director
__________________________
   Wayne Stevenson



