Form 10-Q
period 1996-04-26
OPTEK TECHNOLOGY INC
filed 1996-05-14
CIK 804312

1

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:  April 26, 1996
Commission File Number:  0-16304

                     OPTEK TECHNOLOGY, INC.
_________________________________________________________________
                             _______
     (Exact name of registrant as specified in its charter)


                       State of Delaware
_________________________________________________________________
                             _______
 (State or other jurisdiction of incorporation or organization)


                           75-1962405
_________________________________________________________________
                             _______
              (I.R.S. Employer Identification No.)


        1215 West Crosby Road               Carrollton, Texas
75006
_________________________________________________________________
                             _______
   (Address of principle executive offices)          (Zip Code)


                    (214)  323-2200
_________________________________________________________________
                             _______
                    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   _____
                       Yes            No

   Number of common shares outstanding as of April 26, 1996:
               3,786,855 par value $.01 per share
                PART I  -  FINANCIAL INFORMATION


Item 1. Financial Statements

        Optek Technology, Inc. Consolidated Balance Sheets as  of
        April 26, 1996 and October 27, 1995.

        Optek   Technology,  Inc.  Consolidated   Statements   of
        Operations  for  the Three Months and  Six  Months  Ended
        April 26, 1996 and April 28, 1995.

        Optek  Technology, Inc. Consolidated Statements  of  Cash
        Flows  for the Six Months Ended April 26, 1996 and  April
        28, 1995.


Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of
        Operations.



                   PART II  OTHER INFORMATION

Item 5. Other information.

Item 6. Exhibits and Reports on Form 8-K.


                                                        FORM 10-Q
                                                           PART I

                     OPTEK TECHNOLOGY, INC.
                  Consolidated Balance Sheets
         (in thousands except share and per share data)
                           (unaudited)

Assets                                            April 26, 1996
October 27, 1995


Current Assets:
  Cash                               $      727     $      928
  Accounts receivable, net of allowance for doubtful
     accounts and customer returns of $1,313 in 1996
     and $975 in 1995                     7,226          6,931
  Inventories (note 2)                    5,184          5,284
  Prepaid expenses                          117             60
     Total current assets                13,254         13,203

Property, plant and equipment, at cost   34,047         33,282
Less accumulated depreciation            21,932         20,618
                                         12,115         12,664

Assets held for disposal at the lower of cost or
  estimated net realizable value             83            141
Other assets                                 44             57

                                        $25,496        $26,065

                          (continued)
                                                        FORM 10-Q
                                                           PART I

                     OPTEK TECHNOLOGY, INC.
                  Consolidated Balance Sheets
         (in thousands except share and per share data)
                           (unaudited)

Liabilities and Stockholders' EquityApril 26, 1996October 27, 19
95


Current Liabilities:
  Checks not presented for payment    $     961     $      979
  Accounts payable                        1,930          2,339
  Accrued expenses                        5,481          5,857
     Total current liabilities            8,372          9,175

Long-term debt                           10,279         15,996
Other liabilities                            88             84

Stockholders' equity:
  Preferred Stock, $.01 par value.
     Authorized 1,000,000 shares; none issued.-              -
  Common stock, $.01 par value.
     Authorized 12,000,000 shares; issued
     3,786,855 shares in 1996 and
     3,444,624 shares in 1995                38             34
  Additional paid-in capital             13,295         13,016
  Accumulated deficit                 (   6,576)       (12,240)
     Total stockholders' equity           6,757            810

                                        $25,496        $26,065


 (See accompanying notes to consolidated financial statements)


                                                        FORM 10-Q
                                                           PART I

                     OPTEK TECHNOLOGY, INC.
             Consolidated Statements of Operations
         (in thousands except share and per share data)
                          (Unaudited)

                                            THREE MONTHS ENDED
                                    April 26, 1996April 28, 1995

Net sales                                                $18,051
$15,584

Cost and expenses:
  Cost of sales                             10,344         9,595
  Provision for excess and obsolete inventories 25           137
  Product development expenses                 347           116
  Engineering expenses                         960           835
  Selling expenses                           1,340         1,046
  General and administrative expenses          831           753
     Total cost and expenses                13,847        12,482

Operating income                             4,204         3,102

Other (income) expense:
  Interest expense                             408           801
  Other, net                                  (97)           289
     Total other expenses                      311         1,090
     Earnings before income taxes            3,893         2,012

Income tax expense                             274            10
     Net earnings                          $ 3,619       $ 2,002

Earnings per common share                 $   0.47       $  0.29

Weighted average number of common shares and
  common equivalent shares outstanding   7,568,847     6,975,906


 (See accompanying notes to consolidated financial statements)

                                                        FORM 10-Q
                                                           PART I

                     OPTEK TECHNOLOGY, INC.
             Consolidated Statements of Operations
         (in thousands except share and per share data)
                          (Unaudited)

                                             SIX MONTHS ENDED
                                    April 26, 1996April 28, 1995

Net sales                                                $33,091
$28,834

Cost and expenses:
  Cost of sales                             19,512        18,424
  Provision for excess and obsolete inventories132           288
  Product development expenses                 542           249
  Engineering expenses                       1,908         1,550
  Selling expenses                           2,637         2,031
  General and administrative expenses        1,657         1,409
     Total cost and expenses                23,388        23,951

Operating income                             6,703         4,883

Other (income) expense:
  Interest expense                             857         1,690
  Other, net                                 (147)           288
     Total other expenses                      710         1,978
     Earnings before income taxes            5,993         2,905

Income tax expense                             329            22
     Net earnings                          $ 5,664       $ 2,883

Earnings per common share                 $   0.75       $  0.42

Weighted average number of common shares and
  common equivalent shares outstanding   7,494,765     6,971,766


 (See accompanying notes to consolidated financial statements)

                                                        FORM 10-Q
                                                           PART I

                     OPTEK TECHNOLOGY, INC.
             Consolidated Statements of Cash Flows
                         (in thousands)
                           (Unaudited)

                                             SIX MONTHS ENDED
                                    April 26, 1996April 28, 1995
Cash flows from operating activities:
  Net earnings                            $  5,664       $ 2,883
  Adjustment to reconcile net earnings to
     net cash provided by operating activities:
     Depreciation and amortization           1,380         1,316
     Gain on sale of property, plant and equipment              -     (2)
  Changes in assets and liabilities:
     Accounts receivable                     (295)           201
     Inventories, prepaid expenses and other assets           57
870
     Accounts payable, accrued expenses and
       other liabilities                     (782)          (225)
     Net cash provided by operating activities  6,024      5,043

Cash flows from investing activities:
  Purchase of property, plant and equipment  (773)          (583)
  Proceeds from sale of property, plant and equipment          -
2
     Net cash used in investing activities   (773)          (581)

Cash flows from financing activities:
  Net repayment under long-term bank debt  (5,717)        (4,604)
  Net proceeds from exercise of stock options  283            12
  Other financing activities                  (18)            75
     Net cash used in financing activities (5,452)        (4,517)

Net increase (decrease) in cash              (201)           (55)
Cash at beginning of period                    928           722
Cash at end of period                      $   727       $   667

Interest payments                          $   909        $1,691

Income tax payments                        $   255     $       2

 (See accompanying notes to consolidated financial statements)
                                                        FORM 10-Q
                                                           PART I

                     OPTEK TECHNOLOGY, INC.
           Notes To Consolidated Financial Statements
                         April 26, 1996
                           (Unaudited)

NOTE 1
       The condensed consolidated financial statements of Optek Technology, Inc. (the "Company") are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Those condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 27, 1995. The results of operations for the six months ended April 26, 1996 are not necessarily indicative of the results for the entire year ending October 25, 1996.

NOTE 2
        The components of inventories in thousands of dollars are as follows:

                                     April 26, 1996October 27, 19
95

       Finished Goods                    $1,149        $1,186
       Work-in-process                    3,388         3,393
       Raw materials                      3,201         3,158
       Reserves for surplus and obsolete inventory     (2,554)(2,453)
                                        $5,184        $5,284

NOTE 3
       The registrant has no material pending legal proceedings.

NOTE 4
       Earnings per common share is based on the weighted average number of shares and, when dilutive, equivalent shares outstanding during each of the periods presented. Primary earnings per share and fully diluted earnings per share were substantially the same through the second quarter of fiscal 1996 and fiscal 1995. The calculation of net earnings per share in 1996 and 1995 uses the modified treasury stock method.

NOTE 5
        Other notes have been omitted pursuant to Rule 10-01  (a)
(5) of Regulation S-X.

ITEM  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of
          Operations.

          Changes in Results of Operations

          Net sales for the second quarter of fiscal 1996 were $18.1 million, up 15.8% from sales of $15.6 million for the same period of fiscal 1995. The year to year increase in sales occurred due to an increased demand for: magnetic sensor (Hall Effect) products, which are related to a new automotive theft deterrent system;
          chips used in the production of computer modems; commercial discrete devices and commercial optoelectronic assemblies. Over the same period in fiscal 1995 Commercial sales increased by $1.5 million, Automotive sales increased by $.7 million and Hi-Rel sales increased by $.3 million.

          Cost of sales in the second quarter of 1996 was $10.3 million, or 57.3% of net sales versus $9.6 million, or 61.6% in the second quarter of 1995. The improvement resulted from increased sales volume without a corresponding significant increase in the fixed costs of operations; favorable exchange rates in Mexico and continued efforts to improve manufacturing cycle times and to hold costs at or below budgeted levels.

          Product development and engineering expenses in the second quarter of 1996 were $1.3 million, or 7.2% of sales, versus $1.0 million, or 6.1% of sales, in the second quarter of 1995. The increase from 1995 to 1996 is primarily the result of increased spending to support new product development programs.

          Selling expenses of $1.3 million in the second quarter of 1996 were 7.4% of sales. This compares to $1.0 mil lion, or 6.7% of sales in the second quarter of 1995. This change is due to increased sales activity and expenditures made in the second quarter to upgrade and refurbish the office area for sales and customer service.

          General and administrative expenses of $.8 million, or 4.6% of sales in the second quarter of fiscal 1996 were at essentially the same level as the second quarter
          1995 expenses.

          Other expenses of $.3 million, or 1.7% of sales, were down during the second quarter of 1996. This compares to $1.1 million, or 7.0% of sales, in the same period of 1995. The decrease in expense was primarily the result of lower interest expense resulting from reduction of long-term debt.

          As a result, net income for the second quarter of 1996 was $3.6 million, or $0.47 per share, compared to the second quarter 1995 profit of $2.0 million, or $.29 per share.

          Net sales for the first six months of fiscal 1996 were $33.1 million, up 14.8% from sales of $28.8 million for the same period of fiscal 1995. The year to year increase in sales was due to higher demand for: magnetic sensor (Hall Effect) products, which are related to a new automotive theft deterrent system; chips used in the production of computer modems; and commercial optoelectronic assemblies. Over the same period in fiscal 1995 Commercial sales increased by $2.6 million, Automotive sales increased by $1.6 million and Hi-Rel sales increased by $.1 million.

          Cost of sales in the first six months of 1996 was $19.5 million, or 59.0% of net sales versus $18.4 million, or 63.9% in the first six months of 1995. The improvement resulted from increased sales volume without a substantial corresponding increase in the fixed costs of operations; favorable exchange rates in Mexico and continued efforts to improve manufacturing cycle times and to hold costs at or below budgeted levels.

          Product development and engineering expenses in the first six months of 1996 were $2.5 million, or 7.4% of sales, versus $1.8 million, or 6.2% of sales, in the first six months of 1995. The increase from 1995 to 1996 is primarily the result of increased spending to support new product development programs.

          Selling expenses of $2.6 million in the first six months of 1996 were 8.0% of sales. This compares to $
          2.0 million, or 7.0% of sales in the first six months of 1995. This change is due to increased sales activity and expenditures made in the second quarter to upgrade and refurbish the office area for sales and customer service.

          General and administrative expenses of $1.7 million, or
          5.0%  of  sales in the first six months of fiscal  1996
          compares with $1.4 million, or 4.9% of sales in the first six months of 1995.

          Other expenses of $.7 million, or 2.2% of sales, were down during the first six months of 1996. This compares to $1.9 million, or 6.9% of sales, in the same period of 1995. The decrease in expense was primarily the result of lower interest expense resulting from the reduction of long-term debt.

          As a result, net income for the first six months of 1996 was $5.7 million or $0.75 per share compared to the first six months of 1995 profit of $2.9 million or $.42 per share.

          Liquidity and Capital Resources

          As reflected in the Company's consolidated cash flows, Optek generated approximately $6.0 million in cash from operations in the first six months of fiscal year 1996. The largest single use of cash continues to be the reduction of the Company's outstanding debt, approximately $5.7 million in the first six months of this year. Operating cash flows for the first six months of fiscal year 1995 were approximately $5.0 million. The year-to-year improvement was a direct result of the factors discussed above under the heading of Changes in Results of Operations.

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

          The revolving credit line was scheduled to reduce to $20,650,000 as of November 1, 1995, with additional reductions in the revolving line to occur in the event that the Company required less than the available line for sixty days preceding that scheduled reduction date. On November 1, 1995, the commitment on the revolving line was reduced to approximately $8,000,000 through operation of these provisions. The final scheduled reduction in the revolving line of $8,000,000 is to occur October 31, 1998.

          The Company is currently in compliance with the financial and other covenants contained in its loan documents. Although the Company's ability to fund research and development and capital expenditures is constrained by the terms of the loan documents, management believes that its working relationship with its lender is good and that these facilities will be adequate to finance the Company's needs for the foreseeable future.

          Income Taxes

          The  Company adopted Financial Accounting Standards No.
          109, "Accounting for Income Taxes," during the first quarter of 1994 and the adoption was not material to the consolidated financial statements.


                     OPTEK TECHNOLOGY, INC.
                  PART II.  OTHER INFORMATION

ITEM 5.   Other Information.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)                      Exhibits:  None

                           SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on to behalf of the undersigned thereunto duly authorized.

                     Optek Technology, Inc.

          Date:          May 13, 1996          By: /s/  Thomas R.
Filesi           .
                                    Thomas R. Filesi
                                    President and CEO
                                    (Principal Executive Officer)


          Date:          May 13, 1996          By: /s/  Daniel M.
Bankus         .
                                    Controller
                                    Acting Financial Officer
                                    (Principal Financial Officer)