Form 10-Q/A
period 1996-01-26
OPTEK TECHNOLOGY INC
filed 1996-06-05
CIK 804312

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:	January 26, 1996
Commission File Number:	0-16304

OPTEK TECHNOLOGY, INC.
____________________________________________________________
(Exact name of registrant as specified in its charter)


State of Delaware
_______________________________________________________________
(State or other jurisdiction of incorporation or organization)


75-1962405
_______________________________________________________________
(I.R.S. Employer Identification No.)


    1215 West Crosby Road      Carrollton, Texas    75006
_______________________________________________________________
 (Address of principle executive offices)         (Zip Code)


(214)  323-2200
_______________________________________________________________
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	   X
	   Yes	   No

Number of common shares outstanding as of January 26, 1996:
3,520,880 par value $.01 per share

PART I  -  FINANCIAL INFORMATION


Item 1.	Financial Statements

Optek Technology, Inc. Consolidated Balance Sheets as of
January 26, 1996 (unaudited) and October 27, 1995.

Optek Technology, Inc. Consolidated Statements of Operations
(unaudited) for the Three Months Ended January 26, 1996 and
January 27, 1995.

Optek Technology, Inc. Consolidated Statements of Cash Flows
(unaudited) for the Three Months Ended January 26, 1996 and
January 27, 1995.


Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of	Operations.


PART II  OTHER INFORMATION

Item 5.	Other information.

Item 6.	Exhibits and Reports on Form 8-K.

FORM 10-Q
PART I

OPTEK TECHNOLOGY, INC.
Consolidated Balance Sheets
(in thousands)

Assets			                       January 26, 1996  	October 27, 1995
                              				(unaudited)
Current Assets:
Cash                           	$     618	        $      928
Accounts receivable, net of
  allowance for doubtful
		accounts and customer
  returns of $1,097 in 1996
		and $975 in 1995	                   5,996            6,931
Inventories (note 2)                  5,587            5,284
Prepaid expenses	                        72               60
		Total current assets	              12,273	          13,203

Property, plant and
  equipment, at cost	                33,581	          33,282
Less accumulated depreciation	       21,228	          20,618
                                    _______          _______
                                				 12,353	          12,664

Assets held for disposal at
  the lower of cost or esti-
	 mated net realizable valu	            102	             141
Other assets	                            40	              57
                                     ______            _____
   				                             $24,768	         $26,065
(continued)

FORM 10-Q
PART I

OPTEK TECHNOLOGY, INC.
Consolidated Balance Sheets
(in thousands except share and per share data)

Liabilities and Stockholders'
Equity
                               	  January 26, 1996	   October 27, 1995
				                                (unaudited)
Current Liabilities:
Checks not presented for
  payment	                         $   1,131	          $      979
Accounts payable	                      1,632	               2,339
Accrued expenses	                      4,702	               5,857
                                      ______              _______
 	Total current liabilities	           7,465	               9,175

Long-term debt	                       14,321	              15,996
Other liabilities	                        84	                  84
Stockholders' equity:
	 Preferred Stock, $.01 par
   value. Authorized 1,000,000
   shares; none issued.	                   	                    -
	 Common stock, $.01 par value.
		 Authorized 12,000,000 shares;
   issued 3,520,880 shares in
   1996 and 3,444,624 shares
   in 1995	                               35	                  34
Additional paid-in capital	           13,058	              13,016
Accumulated deficit	                 (10,195)	            (12,240)
                                      ______               ______
Total stockholders' equity	            2,898	                 810
                                      ______               ______
				                                 $24,768	             $26,065

     (See accompanying notes to consolidated financial statements)

FORM 10-Q
PART I

OPTEK TECHNOLOGY, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands except share and per share data)

                                  				THREE MONTHS ENDED
                              				January 26, 1996	    January 27, 1995
Net sales		                        $15,040	             $13,250
Cost and expenses:
	Cost of sales	                      9,275	               8,939
	Product development expenses	         195	                 131
	Engineering expenses	                 948	                 700
	Selling expenses	                   1,297	                 962
	General and administrative
   expenses	                           826	                 737
  		Total cost and expenses	        12,541	              11,469
                                    ______               ______
Operating income	                    2,499	               1,781
Other (income) expense:
	Interest expense	                     449	                 889
	Other, net	                           (50)	                 (1)
                                     _____               ______
  		Total other expenses	              399	                 888
    Earnings before income
      taxes	                         2,100	                 893
Income tax expense	                     55	                  12
                                     _____               ______
   	Net earnings	                  $ 2,045	             $   881

Earnings per common share	         $  0.28	             $  0.13

Weighted average number of
common shares and common
equivalent shares outstanding	    7,420,683	           6,967,625

   (See accompanying notes to consolidated financial statements)

FORM 10-Q
PART I

OPTEK TECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                    				THREE MONTHS ENDED
				                             January 26, 1996	     January 27, 1995
Cash flows from operating
 activities:
Net earnings	                      $  2,045	             $    881
Adjustment to reconcile net
 earnings to net cash
 provided by operating
 activities:
	Depreciation and amorti-
  zation	                               618	                  665
	Gain on sale of property,
  plant and equipment	                    -	                   (1)
Changes in assets and
 liabilities:
	Accounts receivable	                   935	                  861
	Inventories, prepaid expenses
  and other assets	                    (298)	                 655
	Accounts payable, accrued
  expenses and other
  liabilities	                       (1,822)	              (1,972)
   	Net cash provided by
     operating activities             1,478	                1,089

Cash flows from investing
 activities:
	Purchase of property, plant
  and equipment	                       (307)	                (363)
	Proceeds from sale of
  property, plant and equipment	          -	                    1
                                      _____                 _____
  		Net cash used in investing
     activities	                       (307)	                (362)

Cash flows from financing
 activities:
	Net repayment under
  long-term bank debt	               (1,675)	              (1,204)
	Net proceeds from exercise of
  stock options	                         42	                    6
	Other financing activities	            152	                  270
                                      _____                 _____
 		Net cash used in
     financing activities	           (1,481)	                (928)

Net increase (decrease) in cash	       (310)	                (201)
Cash at beginning of period	            928	                  722
                                      _____                 _____
Cash at end of period	              $   618	              $   521

Interest payments	                  $   480	              $   896

Income tax payments	                $     -	              $     2

     (See accompanying notes to consolidated financial statements)

FORM 10-Q
PART I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 26, 1996

NOTE 1
The interim consolidated financial statements presented herein were prepared in accordance with generally accepted accounting principles without audit and contain all adjustments, consisting of only normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation. Results for the periods reported are not necessarily indicative of results to be obtained for the entire fiscal year.

NOTE 2
The components of inventories in thousands of dollars are as follows:

                           	January 26, 1996	    October 27, 1995

Finished Goods	               $1,156	                 $1,186
Work-in-process	               3,582	                  3,393
Raw materials	                 3,384	                  3,158
Reserves for surplus and
  obsolete inventory          (2,535)                 (2,453)
                               _____                   _____
                              $5,587                  $5,284


NOTE 3
The registrant has no material pending legal proceedings.

NOTE 4
Earnings per common share is based on the weighted average number of shares and, when dilutive, equivalent shares outstanding during each of the periods presented. Primary earnings per share and fully diluted earnings per share were substantially the same for the first quarter of fiscal 1996 and fiscal 1995. Weighted average common shares and common share equivalents when dilutive were 7,420,683 at January 26, 1996 and 6,967,625 at January 27, 1995.
The calculation of net earnings per share in 1996 and 1995 uses the modified treasury stock method.

NOTE 5
Other notes have been omitted pursuant to Rule 10-01 (a) (5) of Regulation S-X.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Changes in Results of Operations

Net sales for the first quarter of 1996 were $15.0 million, up 14% compared to the prior year net sales of $13.3 million. The year-to-year increase was the result of both an increase in demand for chips used in the production of computer modems and an increase in magnetic sensor components (Hall Effect) related to a new automotive theft-deterrent system. Commercial products, including chips, were up $1.1 million, or 11%; automotive products were up $.9 million, or 44%; and Hi-Rel (high reliability) products were down $.2 million, or 13%.

Cost of sales was $9.3 million, or 62% of sales, in the first quarter of 1996 versus $8.9 million, or 67%, during the comparable period of 1995. This results in gross margin of 38% in 1996 versus 33% in 1995. This improvement is the result of increased production volumes without a corresponding increase in fixed costs, favorable exchange rates in Mexico, cost reductions related to continued improvements in manufacturing cycle times and favorable results from numerous other cost reduction programs.

Product development and engineering expense during the first quarter of 1996 was $1.1 million, or 8% of sales, compared to $.8 million, or 6% of sales in the previous year. The increase is related to the addition of resources to develop and support new programs.

Selling, general and administrative expenses in the first quarter of 1996 were $2.1 million, or 14% of sales. This compared to $1.7 million, or 13% of sales, during the same period of 1995 and is in support of increasing sales volumes.

Operating income for the quarter was $2.5 million, or 17% of sales, compared to $1.8 million, or 13% of sales, in the first quarter of 1995. The improvement from 1995 was primarily the result of the aforementioned increase in sales volume and improvement in cost of sales.

Other expenses, consisting primarily of interest expense, were $.4 million in the first quarter of 1996 compared to $.9 million in 1995. This decrease in expenses is the result of the continued reduction in long term debt.

As a result of the factors discussed above, net earnings for the first quarter of 1996 were $2.0 million versus $.9 million in the first quarter of 1995.

Liquidity and Capital Resources
_______________________________

As reflected in the Company's consolidated statements of cash flows, Optek generated approximately $1.5 million in cash from operations in the first quarter of fiscal year 1996. The largest single use of cash flow continues to be the reduction of the Company's outstanding debt, approximately $1.7 million in the current quarter. Operating cash flows were $1.1 million in the first quarter of fiscal 1995.
The year-to-year improvement was a direct result of the factors discussed above under the heading of Changes in Results of Operations.

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

The revolving line was scheduled to reduce to $20,650,000 as of November 1, 1995, with additional reductions in the revolving line to occur in the event that the Company required less than the available line for the sixty days preceding a scheduled reduction date. On November 1, 1995, the commitment on the revolving line was reduced to approximately $8,000,000 through operation of these provisions. The final scheduled reduction in the revolving line of $8,000,000 is to occur October 31, 1998.

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

                       Optek Technology, Inc.

Date: February 14, 1996	         By:	 /s/  Thomas R. Filesi
                                       				Thomas R. Filesi
                                       				President and CEO
			                                      	(Principal Executive Officer)


Date: February 14, 1996	          By:	 /s/ D. Vinson Marley
                                       				D. Vinson Marley
	                                       			Vice President - Finance
				                                      (Principal Financial Officer)