Form 10-Q
period 1996-07-26
OPTEK TECHNOLOGY INC
filed 1996-08-20
CIK 804312

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	July 26, 1996
Commission File Number:	0-16304

OPTEK TECHNOLOGY, INC.
________________________________________________________________
(Exact name of registrant as specified in its charter)


State of Delaware
________________________________________________________________
(State or other jurisdiction of incorporation or organization)


75-1962405
________________________________________________________________
(I.R.S. Employer Identification No.)


1215 West Crosby Road	Carrollton, Texas	75006
_________________________________________________________________
	(Address of principle executive offices)	(Zip Code)


(214)  323-2200
_________________________________________________________________
	(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	     X
	   Yes	   No

Number of common shares outstanding as of July 26, 1996:
3,847,681 par value $.01 per share

PART I  -  FINANCIAL INFORMATION


Item 1.	Financial Statements

Optek Technology, Inc. Consolidated Balance Sheets as of July 26, 1996 and October 27, 1995.

Optek Technology, Inc. Consolidated Statements of Operations for the Three Months and Nine Months Ended July 26, 1996 and July 28, 1995.

Optek Technology, Inc. Consolidated Statements of Cash Flows for the Nine Months Ended July 26, 1996 and July 28, 1995.


Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of	Operations.



PART II  OTHER INFORMATION

Item 5.	Other information.

Item 6.	Exhibits and Reports on Form 8-K.

FORM 10-Q
PART I

OPTEK TECHNOLOGY, INC.
Consolidated Balance Sheets
(in thousands except share and per share data)
(unaudited)

Assets	             	         	 	July 26, 1996      	October 27, 1995

Current Assets:

 Cash			                       		$      557	         	$      928
	Accounts receivable, net
 of allowance for doubtful
	accounts and customer
 returns of $1,313 in 1996
	and $975 in 1995						               6,599	              6,931
	Inventories (note 2)						           5,607	              5,284
	Prepaid expenses							                127	                 60
		Total current assets				          	12,890	             13,203

Net property, plant and equipment				11,524            	 12,664

Other assets	                    							102                	198
                                    _______             _______
                           									$24,516            	$26,065

                            				(continued)

FORM 10-Q
PART I

	OPTEK TECHNOLOGY, INC.
	Consolidated Balance Sheets
	(in thousands except share and per share data)
 (unaudited)

Liabilities and Stockholders' Equity	 July 26, 1996  	October 27, 1995

Current Liabilities:
	Checks not presented for payment      	$      806      	$     979
	Accounts payable	                           1,946          	2,339
	Accrued expenses	                           4,941         	 5,857
		Total current liabilities	                 7,693        	  9,175

Long-term debt	                              6,353	         15,996
Other liabilities	                              95	             84

Stockholders' equity:
	Preferred Stock, $.01 par value.
		Authorized 1,000,000 shares; none issued.     	-             	-
	Common stock, $.01 par value.
		Authorized 12,000,000 shares; issued
		3,847,681 shares in 1996 and
		3,444,624 shares in 1995	                     39            	34
	Additional paid-in capital	                13,345        	13,016
	Accumulated deficit	                       (3,009)      	(12,240)
		Total stockholders' equity               	10,375       	    810
                                           _______        _______
                                        			$24,516       	$26,065

	(See accompanying notes to consolidated financial statements)

FORM 10-Q
PART I

	OPTEK TECHNOLOGY, INC.
	Consolidated Statements of Operations
	(in thousands except share and per share data)
	(unaudited)

				                                     THREE MONTHS ENDED
				                                July 26, 1996    	July 28, 1995
Net sales		                          $16,834	          $16,497

Cost and expenses:
	Cost of sales	                        9,464	            9,305
	Product development expenses	           464              	170
	Engineering expenses                   	822              	834
	Selling expenses                     	1,184            	1,120
	General and administrative expenses	    685         	     821
		Total cost and expenses	            12,619           	12,250
                                      ______            ______
Operating income	                      4,215          	  4,247

Other (income) expense:
	Interest expense	                       267              	721
	Other, net	                              29          	    (38)
		Total other expenses	                  296           	   683
                                      ______            ______
		Earnings before income taxes        	3,919            	3,564

Income tax expense	                      352         	      94
                                     _______           _______
		Net earnings	                      $ 3,567          	$ 3,470

Earnings per common share            	$ 0.46           	$ 0.49

Weighted average number of common
shares and	common equivalent
shares outstanding                	7,753,359        	6,992,470

	(See accompanying notes to consolidated financial statements)

FORM 10-Q
PART I

	OPTEK TECHNOLOGY, INC.
	Consolidated Statements of Operations
	(in thousands except share and per share data)
	(unaudited)

                                 			      	NINE MONTHS ENDED
				                                July 26, 1996      	July 28, 1995
Net sales                            		$49,925            	$45,331

Cost and expenses:
	Cost of sales                         	29,108             	28,017
	Product development expenses	           1,006                	419
	Engineering expenses	                   2,730              	2,384
	Selling expenses	                       3,821              	3,151
	General and administrative expenses	    2,342            	  2,230
		Total cost and expenses	              39,007	             36,201
                                        ______              ______
Operating income                       	10,918            	  9,130

Other (income) expense:
	Interest expense	                       1,124              	2,411
	Other, net	                              (118)          	     250
		Total other expenses	                  1,006            	  2,661
                                        ______              ______
		Earnings before income taxes          	9,912              	6,469

Income tax expense	                        681	                116
                                        ______              ______
		Net earnings	                        $ 9,231            	$ 6,353

Earnings per common share              	$ 1.21             	$ 0.91

Weighted average number of common
shares and	common equivalent
shares outstanding	                  7,625,909	          6,978,667

	(See accompanying notes to consolidated financial statements)

FORM 10-Q
PART I

	OPTEK TECHNOLOGY, INC.
	Consolidated Statements of Cash Flows
 (in thousands)
 (unaudited)

		                                      		NINE MONTHS ENDED
				                              July 26, 1996      	July 28, 1995
Cash flows from operating
activities:
	Net earnings	                       $ 9,231	           $ 6,353
	Adjustment to reconcile
 net earnings to net cash
 provided by operating activities:
	Depreciation and amortization	        2,055	             2,031
	Gain on sale of property,
  plant and equipment	                     -	               (23)
	Changes in assets and liabilities:
		Accounts receivable	                   332               	(66)
		Inventories, prepaid expenses
   and other assets	                    (359)	              759
		Accounts payable, accrued
   expenses and	other liabilities	    (1,037)	               77
                                      ______             ______
		Net cash provided by
   operating activities	              10,222	             9,131

Cash flows from investing activities:
	Purchase of property, plant and
  equipment	                          (1,111)             	(981)
	Proceeds from sale of property,
  plant and equipment	                     -	                23
                                      _______            ______
		Net cash used in investing
   activities	                        (1,111)	             (958)

Cash flows from
financing activities:
	Net repayment under
  long-term bank debt	                (9,643)           	(8,556)
	Net proceeds from exercise
  of stock options	                      334                	35
	Other financing activities	            (173)	              217
                                      _______            ______
		Net cash used in financing
   activities	                        (9,482)	           (8,304)

Net decrease in cash                   	(371)             	(131)
Cash at beginning of period	             928	               722
Cash at end of period	                 $ 557	             $ 591

Interest payments                    	$1,562            	$2,466

Income tax payments	                  $  605            	$   32

	(See accompanying notes to consolidated financial statements)

FORM 10-Q
PART I

OPTEK TECHNOLOGY, INC.
	Notes To Consolidated Financial Statements
	July 26, 1996
(Unaudited)

NOTE 1
The condensed consolidated financial statements of Optek Technology, Inc. (the "Company") are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Those condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 27, 1995. The results of operations for the nine months ended July 26, 1996 are not necessarily indicative of the results for the entire year ending October 25, 1996.

NOTE 2
The components of inventories in thousands of dollars are as follows:

		                            July 26, 1996	     October 27, 1995
	Finished Goods	                 $1,193	            $1,186
	Work-in-process	                 3,468	             3,393
	Raw materials	                   3,063	             3,158
	Reserves for surplus and
  obsolete inventory	            (2,117)	           (2,453)
                                 _______            ______
	                                $5,607	            $5,284

NOTE 3
	The registrant has no material pending legal proceedings.

NOTE 4
	Earnings per common share is based on the weighted average number of shares and, when dilutive, equivalent shares outstanding during each of the periods presented. Primary earnings per share and fully diluted earnings per share were substantially the same through the third quarter of fiscal 1996 and fiscal 1995. The calculation of net earnings per share in 1996 and 1995 uses the modified treasury stock method.

NOTE 5
	Other notes have been omitted pursuant to Rule 10-01 (a) (5) of Regulation S-X.

ITEM 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations.

Changes in Results of Operations

Net sales for the third quarter of fiscal 1996 were $16.8 million, up 2.0% from sales of $16.5 million for the same period of fiscal 1995. An increased demand for magnetic sensor (Hall Effect) products related to a new automotive theft deterrent system produced a $1.0 million increase in automotive sales versus the same quarter in fiscal 1995. When compared to the third quarter of fiscal 1995 Commercial sales were down slightly, by $.2 million, and Hi-Rel sales decreased by $.5 million.

Cost of sales for the third quarter of fiscal 1996 was $9.5 million, or 56.2% of net sales versus $9.3 million, or 56.4% in the third quarter of 1995. The performance in cost of sales essentially repeated the record performance in the same period of fiscal 1995. The continued strong performance is the result of containment of increases in production costs; favorable exchange rates for the Mexican peso; and continued efforts to improve production cycle times.

Product development costs in the third quarter of 1996 were $.5 million compared to $.2 million in the same period of fiscal 1995. The increase is due to spending for development efforts of MR (magneto resistive) devices, used primarily in the automotive industry; and Fiber Optic connectors, used in telecommunications.

Engineering costs in the third quarter of 1996 were $.8 million, essentially equal to engineering costs for the same period in the third quarter of 1995.

Selling expenses of $1.2 million during the third quarter of 1996 were 7.0% of sales. This expense is essentially the same as the same period of 1995.

General and administrative expenses of $.7 million, or 4.1% of sales in the third quarter of 1996 were slightly lower than the $.8 million, or 5.0% of sales, in the third quarter of 1995.

Other expenses of $.3 million, or 1.6% of sales, for the third quarter of 1996 were down from $.7 million, or 4.4% of sales, for the third quarter of 1995. This decrease in expense is due primarily to lower interest expense due to reductions in long term debt.

Income tax expense for the third quarter of 1996 was $.4 million or 2.1% of sales compared to $.1 million or .6% of sales for the third quarter of 1995. The increase in the income tax expense is due to the near term full utilization of NOL carry forward tax benefits. Optek will attain a fully taxable status in fiscal 1997.

As a result, net earnings for the third quarter of 1996 was $3.6 million, or $0.46 per share, compared to the third quarter 1995 net earnings of $3.5 million, or $0.49 per share.

Net sales for the first nine months of fiscal 1996 were $49.9 million, up 10.1% from sales of $45.3 million for the same period of fiscal 1995. The year-to-year increase in sales was due to an increased demand for magnetic sensor (Hall Effect) products related to a new automotive theft deterrent system and chips used in the production of computer modems. When compared to the same period of fiscal 1995, Commercial sales increased by $2.5 million, Automotive sales increased by $2.5 million, and Hi-Rel sales were down slightly, decreasing by $.4 million.

Cost of sales for the first nine months of fiscal 1996 was $29.1 million, or 58.3% of net sales, versus $28.0 million, or 61.8% of net sales, for the same period of 1995. The improved performance in cost of sales is primarily the result of containment of increases in production costs while increasing the level of sales; favorable exchange rates for the Mexican peso; and continued efforts to improve production cycle times.

Product development costs for the first nine months of 1996 were $1.0 million compared to $.4 million in the same period of fiscal 1995. The increase is due to spending for development efforts of MR (magneto resistive) devices, used primarily in the automotive industry; and Fiber Optic connectors, used in telecommunications.

Engineering costs for the first nine months of 1996 were $2.7 million compared to $2.4 million for the same period of 1995. Most of the year-to-year increase is due to expenditures for the refurbishment of engineering offices and lab areas.

Selling expenses of $3.8 million during the first nine months of 1996 were 7.7% of sales compared to $3.2 million, or 7.0% of sales for the same period in fiscal 1995. The change is due to higher commissions related to the increase in sales volume and expenditures made during the second quarter to upgrade and refurbish the sales and customer service office area.

General and administrative expenses of $2.3 million, or 4.7% of sales for the first nine months of 1996 compares with $2.2 million, or 4.9% of sales, in the first nine months of 1995.

Other expenses of $1.0 million, or 2.0% of sales, for the first nine months of 1996 were down from $2.7 million, or 5.9% of sales, for the first nine month of 1995. This decrease in expense is due primarily to lower interest expense resulting from the reduction of long term debt.

Income tax expense for the first nine months of 1996 was $.7 million or 1.4% of sales compared to $.1 million or .3% of sales for the first nine months of 1995. The increase in the income tax expense is due to the near term full utilization of NOL carry forward tax benefits. Optek will attain a fully taxable status in fiscal 1997.

As a result, net earnings for the first nine months of 1996 was $9.2 million, or $1.21 per share, compared to the first nine months of 1995 net earnings of $6.4 million or $0.91 per share.

Liquidity and Capital resources

As reflected in the Company's consolidated cash flows, Optek generated approximately $10.2 million in cash from operations for the first nine months of fiscal year 1996 versus $9.1 million in the same period of fiscal 1995. The largest single use of cash continues to be the reduction of the Company's outstanding debt, $9.6 million in the first nine months of the year. The year to year improvement in cash flows was a direct result of the factors discussed under the heading of Changes in Results of Operations.

A credit agreement with a financial institution at January 20, 1994 provided a $38.8 million line of credit consisting of a $10.5 million working capital line and a $28.3 million revolving term loan. Amounts drawn on the working capital line bear interest at 1 1/2% over the reference rate announced from time to time by the First National Bank of Chicago, Chicago, Illinois and mature on October 31, 1996, with two one year extensions if no default exists under the loan documents at maturity. The Company is currently in compliance with all financial and other covenants contained in its loan documents.

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

At July 26, 1996, the Company's total remaining debt under these facilities was $6,353,000. Therefore, the Company anticipates that the revolving line will terminate at November 1, 1996.

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

	Optek Technology, Inc.

	Date:   August 19, 1996  	By:	 /s/  Thomas R. Filesi
                               						Thomas R. Filesi
		                               				President and CEO
		                               				(Principal Executive Officer)


	Date:    August 19, 1996  	By:	 /s/ Daniel M. Bankus
			                               			Daniel M. Bankus
				                               		Director of Finance
				                               		and Corporate Controller
						                               (Principal Financial Officer)