Form 10-K
period 1996-10-25
OPTEK TECHNOLOGY INC
filed 1997-01-23
CIK 804312

CONFORMED COPY

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 25, 1996   Commission File
Number 0-16304

                     Optek Technology, Inc.
     (Exact name of registrant as specified in its charter)

                Delaware                     75-1962405
     (State or other jurisdiction         (I.R.S. Employer
   of incorporation or organization)    Identification No.)
1215 West Crosby Road, Carrollton, Texas       75006
(Address of principal executive offices)     (Zip Code)

 Registrant's telephone number, including area code:  (972) 323-
                              2200
Securities registered pursuant to Section 12(b) of the Act:  None
   Securities registered pursuant to Section 12(g) of the Act:
             Common Stock, par value $0.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  ( x )    No (    )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this
Form 10-K. (   )

     The aggregate market value of the registrant's voting stock held by non-affiliates as of October 25, 1996 was:  $28,198,539
(* see note on index page).

     The number of shares outstanding of each class of
registrant's common stock as of October 25, 1996 was:  Common
Stock, par value $0.01 per share, 3,912,915 shares.
                       ___________________

               Documents Incorporated by Reference

     Portions of the registrant's definitive proxy statement to be furnished to stockholders in connection with its Annual
Meeting of Stockholders to be held on March 19, 1997 are incorporated by reference in Part III of this Form 10-K.

                     OPTEK TECHNOLOGY, INC.
                   ANNUAL REPORT ON FORM 10-K

                              INDEX


Securities and Exchange Commission
      Item Number and Description                          Page

                             PART I

ITEM    1.  Business                                          1
ITEM    2.  Properties                                        6
ITEM    3.  Legal Proceedings                                 7
ITEM    4.  Submission of Matters to a Vote of Security Holders
7

                             PART II

ITEM    5.  Market for Registrant's Common Equity and Related
Stockholder Matters                                           7
ITEM    6.  Selected Financial Data                           8
ITEM    7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                           8
ITEM    8.  Financial Statements and Supplemental Data       10
ITEM    9.  Changes in and Disagreements on Accounting and
Financial Disclosure                                         10

                            PART III

ITEM   10.  Directors and Executive Officers of the Registrant
10
ITEM   11.  Executive Compensation                           10
ITEM   12.  Security Ownership of Certain Beneficial Owners and
Management                                                  10
ITEM   13.  Certain Relationships and Related Transactions   11

                     PART IV AND SIGNATURES

ITEM   14.  Exhibits, Financial Statements & Financial Statement
Schedules and Reports on Form 8-K                            11
INDEPENDENT AUDITORS' REPORT                                F-1
SIGNATURES


            * The figure indicated on the cover page as to the aggregate market value of shares of registrant's voting stock held by nonaffiliates represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K. The aggregate market value indicated is based upon the average of the high and low trading prices of the registrant's common stock as reported by the Nasdaq National Market System, as of October 25, 1996. Shares held by non-affiliates were calculated by reducing total outstanding shares by outstanding shares beneficially owned by executive officers and Directors of the registrant or by any stockholder beneficially owning more than 10% of registrant's common stock, as incorporated herein under the heading "Security Ownership of Certain Beneficial Owners and Management," who were considered for purposes of this disclosure to be affiliates.

                             PART I

ITEM 1.  Business.

Introduction

      Optek Technology, Inc. ("Optek" or "the Company") markets, designs and manufactures sensor products which are based on either optoelectronic or magnetic field sensing technologies. These products react to changes in infrared light or magnetic fields which indicate physical events such as position, speed or rotation and convert this information into an electrical signal which can then be communicated to control devices such as microprocessors capable of processing and responding to that signal.

      Because optoelectronic and magnetic sensors operate without physical contact, they are capable of more accurate, reliable, and sensitive measurement than standard mechanical or electromechanical devices. These characteristics, combined with increased speed, durability and compactness, have prompted the substitution of optoelectronic and magnetic sensors for mechanical and electromechanical switches.

     Optek's optoelectronic components and assemblies are used in business machines, such as mailing machines, in which they determine envelope position, and photo copy machines, in which they sense location of paper and toner levels; in computer peripherals, such as disk and tape drives, in which they sense the beginning position of the data storage area; in communication products, in which they transmit and receive data over fiber optic cables; in industrial products, such as security systems, in which they sense the interruption of a beam of light; and in military applications, such as missile guidance systems, in which they assist the projectile in tracking its target. Optek's magnetic sensors are used in automotive applications and in various industrial applications where harsh environments prevent the use of optoelectronics. For example, magnetic sensors detect rotation of shafts and gears in automobiles where the presence of dirt and oil would make the application of optoelectronic technology impractical.

Optoelectronic Products

     The largest portion of the Company's current business is the design, manufacture and sale of custom devices which use optoelectronics technology to satisfy customers' sensing application requirements. Optoelectronics technology uses light to measure or sense position or motion. A familiar example of the use of this technology is its application in certain burglar alarm systems which emit a beam of light which is received by a sensor. The interruption of this beam causes an electrical response in the sensor which activates the alarm. These principles may be applied using either visible or nonvisible (eg., infrared) light as a means of sensing motion, speed or position. The optoelectronic products made by Optek primarily use infrared light.

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

     Optek is vertically integrated and manufactures:

     (1)   Infrared  emitting  and  light  sensing  semiconductor
     chips;
        (2) Discrete components, which are plastic or metal packages housing the light emitting or light sensing chips described above;
        (3) Assemblies, which combine the light emitting and light sensing discrete components in a single package to meet various electrical and/or mechanical specifications; generally, it is assemblies which are sold by Optek to its customers for use in their products; and
        (4) Fiber optic products, which use LED and sensor technologies to transmit and receive light signals for data transmission through fiber.

      This  integrated manufacturing structure offers  Optek  the
necessary   flexibility   to   satisfy   customers'   specialized
requirements.

      The following paragraphs describe these optoelectronic devices and their basic principles of operation.

Semiconductor Chips

     Light emitting and light sensing semiconductor chips are the basic elements in Optek's optoelectronic product range. Both types of chips are manufactured by Optek, which has a complete semiconductor processing operation from engineering, through all processing steps, to final testing.

      A light emitting diode (LED) chip emits light as the result of the application of direct current at a low voltage. Such chips can be made to produce light in a wide range of wavelengths extending from the near ultraviolet region of the electromagnetic spectrum to the far infrared. Optek's light emitting chips are manufactured from gallium arsenide and gallium aluminum arsenide wafers using standard semiconductor manufacturing techniques.

      Light sensors are semiconductor chips which are capable of converting light into electrical signals; thus, they can be used to sense and relay the signal produced from a light emitting chip. Optek produces light sensitive chips from polished silicon slices using standard silicon semiconductor manufacturing processes. Optek's light sensing chips include photodiodes, phototransistors and photodarlingtons, which have varying speed and sensitivity. Phototransistors and photodarlingtons incorporate transistors as an integral part of the chip, thus providing in a single unit the ability to detect the light and amplify the signal received. The Company uses a substantial portion of the semiconductor chips it manufactures in its discrete components. On occasion, however, the Company has designed and manufactured custom semiconductor chips for specific customer applications.

      Most of the light sensing chips manufactured by Optek produce an analog output which must then be interpreted by a microprocessor. However, the Company has developed a family of more sophisticated light sensing integrated circuits for these applications. These Photologic chips developed by Optek incorporate into the chip all the functions necessary to produce a digital output. The versatility of the chip's output geometry allows it to drive multiple outputs, resulting in savings to the customer in system processing circuitry. A Photologic chip has also been developed with increased sensitivity, low level input detection and on-chip voltage regulation which enables the chip to function under fluctuating power conditions. The former characteristic is particularly useful in fiber optics where the signal transmitted may be a very low level signal. The latter characteristic finds a wide range of applications, for example, with battery powered devices or under conditions of heavy electrical interference.

Discrete Components

      Discrete components incorporate LED or sensor chips in either plastic or metal packages which protect the chip and allow light to pass to or from the chip. These components form an integral part of the assemblies manufactured by Optek. In manufacturing discrete components, LED or sensor chips are mounted on lead frames or headers, a wire is bonded from the chip to the lead, and the device is housed in a plastic or metal package. While most of Optek's discrete components are used in its own assembly manufacturing operations, the Company also manufactures and sells discrete components to original equipment manufacturers ("OEMs") which integrate them into their own products and through independent distributors, especially in foreign markets.


Assemblies

      Most  of Optek's business is directed to the production  of complete  assemblies which are ready to plug into the  customer's
equipment.   These assemblies generally fall into  three  product
groups:

          (1) interrupter and reflective assemblies, which use LED and sensor discrete components in combination and detect objects interrupting or completing the light path;
          (2) detector assemblies and displays, which incorporate specifically designed semiconductor chips capable of sensing position in physical packaging suitable for aerospace/defense applications; and
          (3) isolators or couplers which transmit signals while "isolating" high voltage circuits.

      Discrete LED and sensor components are generally used in combination with one another in interruptive or reflective assemblies. Each of these assemblies includes a discrete emitter, a light transmission path and a discrete sensor. The sensing occurs when an object interrupts the light transmission path from emitter to sensor or reflects the emitted light back to the sensor.

      Optek manufactures various types of detector assemblies and displays which are used in military and aerospace applications. These assemblies and displays often require custom sensor or LED chips which are incorporated in physical packaging capable of withstanding rigorous environmental conditions of temperature, acceleration, or mechanical shock.

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

Magnetic Sensors

      During fiscal 1992, Optek began production of Hall Effect (magnetic field sensing) devices which sense physical events by reacting to changes in magnetic fields. Since magnetic fields are relatively unaffected by the cleanliness of the environment, Hall Effect devices can be used in environments in which a clear optical path is inhibited. For example, Hall Effect devices sense rotation of gears in automobiles for various applications where the presence of dirt and oil would make the application of optoelectronic technology impractical. The first practical application of this technology by Optek has been the production of crankshaft and camshaft sensors used for the ignition system of an automobile. This application is the subject of a patent and the Company has been licensed to manufacture such devices only for one automobile manufacturer.

     The Company continues to explore additional opportunities in which Hall Effect devices can efficiently address customers' requirements. For example, the Company produces a Hall Effect sensor which is used in an automotive security system. Because of the presence of oil and dirt characteristic of automotive applications, magnetic sensing devices are particularly useful and the Company has sought to expand upon the expertise and familiarity gained through its initial automotive programs to identify and participate in additional sensor programs.

      As with optoelectronic products, the Company is vertically integrated and capable of producing each of the elements incorporated into its magnetic sensing devices. The basic building block of each device is a semiconductor chip which reacts to fluctuations in a magnetic field. Optek produces its own magnetic sensor chips through processes and techniques similar to those used for manufacturing light sensing chips. As the position of a magnet is changed, the sensor produces a signal which is relayed to a control device. Each of these elements is combined into an assembly integrating mechanical, electronic and magnetic technologies.

      The Company's engineering expertise in sensor technologies has facilitated its identification of additional potential applications for magnetic sensors. Because of the relative newness of some of these applications, the Company has sought and, in some cases, obtained patent protection for these applications. However, Optek cannot currently predict whether additional new applications will qualify for patent registration.

Product Development

      In the past, the optoelectronics industry has not been as subject to rapid technological change as other semiconductor-based industries. Consequently, the Company's efforts have been primarily directed toward enhancing the functions of its existing product base to permit a wider range of applications and to identification of new applications for optoelectronic devices rather than research and development related to technological advances.

      In order to expand the range of applications which can be addressed with its magnetic sensor devices, the Company anticipates applying a portion of its research activities to development of new magnetic sensor technology having different sensitivities and capabilities. If successful, this effort would permit the Company to introduce new lines of products for applications which are difficult or impossible to address with available sensors. No assurance can be given that the Company will succeed in expanding these technologies.

      The Company recently began developing magnetoresistive technology as an alternative for new magnetic sensor designs. Magnetoresistive technology has the advantage of demonstrating a good signal to noise ratio, and is able to detect very slow motion which is required in certain applications. Products utilizing magnetoresistive technology are still under development at Optek. Motion and position sensors for electronic ignition systems in automobiles are potential applications for magnetoresistive sensors.

      In order to address certain fiber optic applications requiring higher data transmission speeds, the Company anticipates applying a portion of its research activities to the development of higher speed fiber optic LEDs, sensors, and transceivers.

      During the past three fiscal years, the Company's product development and engineering expenses have ranged between 6% and 7% of net sales, not including a portion of which has been funded by customers. Future developments may require the Company to allocate increased resources to advances in optoelectronic and magnetic sensor technologies. However, no assurance can be given that the Company will be successful in further expanding these technologies.

Raw Materials

      The principal raw materials used by the Company in the manufacture of its semiconductor chips, components and assemblies are silicon wafers, gallium wafers, chemicals and gases used in processing wafers, gold wire, copper lead frames, metal and plastic for packages that house the chip and the various custom assemblies, and magnets used in certain Hall Effect applications. All of these raw materials can be obtained from several suppliers. From time to time, particularly during periods of increased industry-wide demand, silicon wafers and other materials have been in short supply. However, the Company has not been materially affected by such shortages. As is typical in the industry, the Company allows for a significant lead time between order and delivery of raw materials.

Customers

      In fiscal 1996 Optek's ten largest customers accounted for approximately 62% of net sales. Two customers, General Motors
Corporation and Pitney Bowes, made purchases which accounted for 11% and 11%, respectively, of the Company's net sales.

      Optek's customers normally purchase the Company's products and incorporate them in products that they in turn sell into their own markets on an ongoing basis. As a result, Optek's sales are dependent upon the success of its customers' products, and its future performance is dependent upon its success in finding new customers and receiving new orders from existing customers. In addition, sales of the Company's automotive products are susceptible to labor strikes against the Company's automotive customers.

      Sales orders are made on the Company's standard form, which permits the customer to cancel the order in whole or in part. In such event, the standard form obligates the customer to pay the Company the purchase price of finished goods, a price adjustment based on the quantity of goods actually shipped and all costs, direct or indirect, incurred by the Company with respect to the order, including a reasonable allowance for prorated expenses and anticipated profits. However, no assurance can be given that such amounts will be received by the Company after cancellation.

Marketing

      Optek markets its products through its own technical sales staff, independent sales representatives, and independent stocking distributors. At October 25, 1996, Optek employed seven technical sales people who operate out of the Company's offices in Carrollton, Texas and three technical sales people operating out of offices in western Europe. Optek also uses approximately 130 independent sales representatives in geographic territories throughout the United States. Independent sales representatives are typically paid a 2% to 5% commission on sales within their geographical territory.

      The initial customer contact is usually made by either a member of Optek's technical sales staff, a sales representative or a distributor for the geographic area. During this contact, the representative determines if custom optoelectronic or magnetic components or assemblies could perform the specific functions desired by the customer. Typically, the customer either provides a detailed specification of its requirements or is assisted by Optek's engineering and technical sales staff in the development of specifications. Optek then develops a technical proposal, incorporating preliminary design concepts, and submits the technical proposal to the customer. The technical proposal includes pricing terms, which usually include a one-time tooling charge and a unit price for the product over a specified period based on an estimated production volume.

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

       During fiscal 1996, foreign sales accounted for approximately $18.9 million, or approximately 28% of net sales, as compared to $16.9 million, or approximately 27% of net sales for fiscal 1995, and $14.4 million, or approximately 26% of net sales during 1994.

Backlog

      Optek's order backlog was approximately $18.4 million at October 25, 1996 and approximately $20.1 million at November 22, 1996 compared with a backlog of approximately $23.2 million at October 27, 1995 and approximately $15.6 million at October 28, 1994. The Company's backlog is comprised of orders which customers have released and scheduled for delivery within one year. However, by industry practice, orders may be canceled or modified at any time, with the customer being responsible for all finished goods, all costs, direct and indirect, incurred by the Company and a reasonable allowance for anticipated profits. No assurance can be given that such amounts will be received by the Company after cancellation.

Competition

      The Company is a leading supplier of custom optoelectronic and magnetic sensing devices for sale to original equipment manufacturers and automotive parts suppliers. Optek competes with a range of companies for the custom optoelectronic and magnetic sensor requirements of vendors of general business machines, automotive products, computer peripherals, a variety of industrial products and specialized military applications. The Company believes that its principal competitor for sales of custom devices is Honeywell Optoelectronics, a division of Honeywell, Inc. Because the Company specializes in custom devices requiring a high degree of engineering expertise to meet the requirements of specific applications, it generally does not compete to any significant degree with other large United States, European or Far Eastern manufacturers of standard "off-the-shelf" optoelectronic components.

      Optek believes that the production of quality products, expertise in the design and development of custom products, timely delivery of such products and price are the most significant factors in the segment of the market in which it competes. Optek believes that generally it competes favorably with respect to these factors.

Foreign Manufacturing Operations

      In order to realize significantly reduced labor costs, virtually all of Optek's discrete components and assemblies for commercial use, which accounted for approximately 81% of Optek's net sales in its last fiscal year, are produced in facilities operated by the Company in Juarez, Mexico. Mexico has enacted legislation to promote the use of such manufacturing operations by foreign companies and continuation of these operations depends upon: compliance with applicable laws and regulations of the United States of America and Mexico; the availability of less expensive labor; and the continuation of favorable exchange rates. These operations are authorized to operate as Maquiladoras by the Ministry of Commerce and Industrial Development of Mexico. Maquiladora status allows Optek to wholly own its Mexican subsidiaries and to import items into Mexico duty free, provided that such items, after processing, are re-exported from Mexico within six months. Maquiladora status, which must be renewed every two years, is subject to various restrictions and requirements, including: compliance with the terms of the Maquiladora program; proper utilization of imported materials; hiring and training of Mexican personnel; compliance with tax, labor, exchange control and notice provisions and regulations; and compliance with locational constraints. The Company anticipates that the North American Free Trade Agreement ("NAFTA"), when fully implemented, will further facilitate its operations in Mexico and reduce the restrictions applicable to those operations.

      Except for a moderate devaluation of the peso at the beginning of the year, exchange rates have remained fairly stable. Although assembly operations in Mexico continue to be less expensive than comparable operations in the United States of America, additional investment in automated equipment may become necessary to offset rising labor costs. The Company's foreign manufacturing operations could be adversely affected by interruptions in the trade relations between these two countries.

Employees

      As of October 25, 1996, the Company employed 1,700 persons, including 1,559 in manufacturing and assembly (1,369 in Mexico and 190 in Carrollton), 95 in sales and engineering and 46 in management and administration. Some of the Company's employees are highly skilled and the Company's continued success will depend  in  part  on  its  ability to  attract  and  retain  such employees, who are generally in demand. At times, the Company has had difficulty hiring engineering personnel with previous experience in its industry due to the limited number of engineers available with such experience. To date, this difficulty has not materially affected the Company's operations. The Company has never had a work stoppage, no employees are represented by any labor organization and the Company considers its employee relations to be good.

ITEM 2.  Properties.

        The Company's administrative offices, engineering facilities, silicon and gallium arsenide chip manufacturing, high reliability and hybrid assembly manufacturing, as well as tooling and plastic molding operations, are located in a Company-owned building containing 205,000 square feet on a 15.5 acre site in Carrollton, Texas. The Company also leases approximately 6,250 square feet of warehouse space in El Paso, Texas. This lease expires in January of 1998.

       Virtually all of the Company's non-military discrete components, interrupter and reflective assemblies and isolators/couplers are assembled at the facilities of the Company's subsidiaries located in Juarez, Mexico. The Mexican subsidiaries beneficially own a 24,000 square foot building and a 45,000 square foot building in Jaurez, Mexico through trust agreements with Banca Serfin, Sociedad Nacional de Credito, as required by Mexican law. The operations formerly conducted at the smaller of those buildings have been consolidated into the larger plant and adjacent leased premises, and the Company is currently seeking to sell such plant. The Company's Mexican subsidiaries also lease a 58,000 square foot building in Juarez, Mexico under a lease expiring in December 1997 with aggregate annual lease payments of $291,000. The lease provides for four one-year renewals exercisable on at least 180 days notice. This plant is adjacent to the 45,000 square foot building owned by the Company's subsidiaries.

      Additional buildings aggregating 56,000 square feet are owned by Optek in Mineral Wells, Texas which formerly housed the manufacturing and assembly operations of Optek's Aerospace division. The Company is currently seeking to sell such plant and other land held in Mineral Wells.

      The Company believes that its existing facilities and equipment are well-maintained and are in good operating condition. The Company anticipates that its current facilities will be suitable and adequate for its operations through 1997. The Company anticipates a need for additional capital spending during 1997 to support potential increases in demand during 1998 and 1999.

ITEM 3.  Legal Proceedings.

      The Company is not involved in any material current or pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted by the Company during the fourth quarter of the fiscal year ended October 25, 1996 to a vote of the Company's security holders through the solicitation of proxies or otherwise.


                             PART II

ITEM  5.   Market  for  Registrant's Common  Equity  and  Related
Stockholder Matters.

      The following table sets forth the quarterly high and low closing sales prices (to the nearest 1/8) of the Common Stock, as quoted by Nasdaq (symbol OPTT) for each quarterly period subsequent to relisting on the Nasdaq system on April 22, 1996, and the high and low bid prices since the first quarter of 1995 as reported by various market makers. Bid prices represent quotations between dealers in securities, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                  High     Low
1996     Quarter
Ended
October 25, 1996  $11 1/4  $  9
July 26, 1996     15 3/4   9 5/8
April 26, 1996    14       9
January 26, 1996    8 1/4  7

1995     Quarter
Ended
October 27, 1995  $  7 3/4 $  5
July 28, 1995       5      2 1/2
April 28, 1995      2 5/8  1 1/2
January 27, 1995    1 5/8  1 1/4

      At October 25, 1996, the Company had approximately 177 stockholders of record. The Company believes that a significant number of shares of the Company's Common Stock are held in street name and, consequently, the Company is unable to determine the actual number of beneficial owners thereof.

      The Company has never paid a cash dividend on its Common Stock, currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company's loan agreements contain covenants which prohibit the Company from declaring dividends on its Common Stock unless such covenants are waived in writing.

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

                       (In thousands,
                      except per share
                          amounts)

                          Oct. 25,        Oct. Oct.  Oct.   Oct.
Operating                   1996          27,   28,   29,   30,
statement data:                           1995 1994  1993   1992
Net sales                        $67,395  $62,  $55,  $55,  $58,
                                           542   625   878   403

Cost of sales                     39,010  38,5  38,2  46,4  43,1
                                            13    69    99    51
         Gross                    28,385  24,0  17,3  9,37  15,2
profit                                      29    56     9    52

Product                            4,933  3,84  3,59  3,96  4,08
development and                              1     1     8     9
engineering
expenses
Selling, general                   8,266  7,09  6,53  7,49  9,05
and administrative                           0     6     8     7
expenses
Provision for                          -     -     -  2,29  3,60
restructuring                                            2     0
costs
Reduction in value                     -           -   893
of deferred costs                            -                 -
         Operating                15,186  13,0        (5,2  (1,4
income (loss)                               98  7,22   72)   94)
                                                   9

Other expense:
   Interest                        1,292  2,96  3,68  3,95  3,78
expense                                      0     5     2     8
   Other (income)                  (145)               835   615
expense                                    142   365
         Total                     1,147
other expenses                            3,10  4,05  4,78  4,40
                                             2     0     7     3
         Earnings                 14,039  9,99  3,17  (10,  (5,8
(loss) before                                6     9  059)   97)
income taxes

Income tax expense                 1,144
                                           158     -     -     -
         Net                     $12,895  $9,8  $3,1  $(10  $(5,
earnings (loss)                             38    79  ,059  897)
                                                         )

Earnings (loss)                $    1.69     $     $     $     $
per common share                          1.40   .47  (3.1  (1.8
                                                        2)    1)
Weighted average
number of common
and
   common                          7,627  7,02  7,10  3,22  3,25
equivalent shares                            7     8     4     0
outstanding

Balance sheet
data:

Working capital                 $  6,658     $     $     $  $(25
(deficit)                                 4,02  4,83  6,86  ,081
                                             8     0     5     )
Total assets                      26,359  26,0  27,8  32,1  48,6
                                            65    27    46    51
Total current
liabilities,
including current
   maturities of                   8,455  9,17  8,15  7,92  50,7
long-term debt                               5     9     0    89
Long-term debt,                    3,428  15,9  28,6  36,4   111
less current                                96    92    72
maturities
Stockholders'                     14,067   810  (9,1  (12,  (2,3
equity (deficit)                                 48)  340)   02)

ITEM  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

Results of Operations

      Net sales for 1996 were $67.4 million versus $62.5 million in 1995 and $55.6 million in 1994. The increase from 1995 to 1996 is attributed to higher commercial net sales volume of $1.9 million, higher automotive net sales volume of $3.4 million and a slightly lower net sales volume of high-reliability optoelectronic products of $.4 million. The increase from 1994 to 1995 was a result of higher commercial net sales volume of $4.5 million, higher automotive net sales volume of $1.2 million and an increase in high-reliability optoelectronics product net sales of $1.2 million.

      Cost of sales in 1996 was 58% of net sales versus 62% in 1995 and 69% in 1994. The improvements in 1996 and 1995 are the result of higher production volumes resulting in lower unabsorbed fixed costs, continued efforts to reduce manufacturing cycle times, favorable Mexico exchange rates as well as cost reduction and yield improvement programs. In addition, 1995 showed an improvement of $1.3 million, or 2% of net sales, resulting from the absence of additional provisions for excess and obsolete inventories versus 1994.

      Product development and engineering expenses in 1996 were $4.9 million or 7.3% of net sales compared to $3.8 million or
6.1% of net sales in 1995 and $3.6 million or 6.5% in 1994. These expenses are related to the development of new products and processes as well as sustaining engineering. The increase in
1996 relates to additional development costs for fiber optic connectors, used in telecommunications, and magnetoresistive technologies, used primarily in automotive applications. In addition, certain expenses were incurred relative to a refurbishment of the engineering and product development labs. The improvement in the percent to net sales in 1995 was due to net sales increasing at a greater rate than expenses. In 1997, the Company will continue to emphasize development of new products in support of its strategic growth plan.

      Selling, general and administrative expenses in 1996 were $8.3 million or 12.3% of net sales, versus 11.3% in 1995 and 11.8% in 1994. The increase in expenses over 1995 was primarily attributable to sales commission rates and expenses related to refurbishment of the sales and customers service areas.

     Operating income was $15.2 million in 1996, $13.1 million in 1995 and $7.2 million in 1994. The improvements in 1996 and 1995 were the result of the aforementioned increase in sales volume and improvements in cost of sales as discussed above.

      Other expenses consist primarily of interest expense which decreased in 1996 and 1995 due to the continued reduction of long-term debt.

     Income tax expense was $1.1 million, or 1.7% of net sales in 1996 versus $.2 million, or 0.3%, in 1995. This is the result of the Company fully utilizing its tax loss carryforward during 1996.

     As a result of the factors discussed above, net earnings for
1996  were  $12.9 million versus $9.8 million in  1995  and  $3.2 million  in 1994.

Liquidity and Capital Resources

      As reflected in the Company's consolidated statements of cash flows, Optek generated approximately $14 million in cash from operations in fiscal year 1996. The largest single use of cash flow continued to be the reduction of the Company's outstanding debt, approximately $13 million in fiscal year 1996. The remainder of approximately $1 million was used for the purchase of manufacturing equipment. Operating cash flows were $14 million in 1995 and $8 million in 1994. The year-to-year improvements were a direct result of the factors discussed above under the caption titled Results of Operations.

      The Company anticipates a need for additional capital spending in 1997 to support potential increases in demand during 1998 and 1999. The Company also anticipates higher expenditures for federal income taxes in 1997 due to the Company's full utilization of tax loss carryforward during 1996.

      A credit agreement with a financial institution at January 20, 1994, provided a $38.8 million line of credit consisting of a $10.5 million working capital line and a $28.3 million revolving term loan. Amounts drawn on the working capital line bear interest at 1 ?? percentage points over the reference rate announced from time to time by the First National Bank of Chicago, Chicago, Illinois and mature on October 31, 1997, with a one year extensions if no default exists under the loan documents at maturity. Interest accrues on the revolving line of credit at various rates by tranche, a summary of which is set forth in Note 5 to the Consolidated Financial Statements included herein. Subsequent to October 25, 1996, the effective interest rate was reduced from 1.5 percentage points over the reference rate to .5 percentage points over.
      Availability on the revolving term loan was reduced to $8,000 as of November 1, 1995. On November 1, 1996, the revolving line was retired using the available working capital line.

     The Company was in compliance during 1996 with the financial and other covenants contained in its loan documents. Although Optek's ability to fund research and development and capital expenditures is constrained by the terms of the loan documents, management believes that its working relationship with its lender is good and that these facilities will be adequate to finance the Company's needs for the foreseeable future. Management believes that cash flow from operations will be adequate to retire its outstanding balance of long term debt during fiscal 1997.

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board recently issued two standards which will be applicable to the Company, but which the Company has not yet adopted. No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" is not expected to have a significant impact on the Company. No. 123, "Accounting for Stock-Based Compensation,"
which is effective for the Company beginning in 1997, gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for stock options and stock based awards using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and to make pro forma disclosures of net income and net income per share as if the fair value method had been applied. The Company expects to continue to apply APB 25 for future stock options and stock based awards.

ITEM 8.  Financial Statements and Supplemental Data.

     Included on pages F-1 through F-11 hereof.

ITEM 9.  Changes in and Disagreements on Accounting and Financial
Disclosure.

     None.

                            PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

       Information relating to the Company's Directors and executive officers is set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held March 19, 1997, which will be filed with the Securities and Exchange Commission on or about January 29, 1997, and such information is incorporated herein by reference.

ITEM 11.  Executive Compensation.

      Information relating to executive compensation is set forth under the heading "Executive Compensation" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held March 19, 1997, which will be filed with the Securities and Exchange Commission on or about January 29, 1997, and such information is incorporated herein by reference.

ITEM  12.   Security Ownership of Certain Beneficial  Owners  and
Management.

      Information relating to the ownership of certain beneficial owners and management of the Company's Common Stock is set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held March 19, 1997, which will be filed with the Securities and Exchange Commission on or about January 29, 1997, and such information is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions.

      Information relating to the business relationships and related transactions with respect to the Company and certain Directors and nominees for election as Directors is set forth under the heading "Certain Transactions" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held March 19, 1997, which will be filed with the Securities and Exchange Commission on or about January 29, 1997, and such information is incorporated herein by reference.


                             PART IV

ITEM  14.   Exhibits, Financial Statements & Financial  Statement
Schedules and Reports on Form 8-K.

      1.Financial Statements included in Part II (Item 8) of this report:
       Independent Auditors' Report;
        Consolidated Balance Sheets as of October  25,  1996  and
October 27, 1995;
        Consolidated Statements of Income for the three years ended October 25, 1996;
        Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended October 25,
          1996;
        Consolidated Statements of Cash Flows for the three years ended October 25, 1996;
       Notes to Consolidated Financial Statements.

       2.Financial Statement Schedules included in Part IV  (Item
       14)  of  this  report  for the three  fiscal  years  ended
       October 25, 1996:

       Independent Auditors' Report;
       Schedule II - Valuation and Qualifying Accounts;
       All   other   schedules  are  omitted,  as  the   required
       information   is   inapplicable  or  the  information   is
       presented in the consolidated financial statements or related notes.

     No.                         Exhibits
     3.7   Bylaws of Optek Technology, Inc. (1).
       3.8 Restated Certificate of Incorporation of Optek Technology, Inc. dated August 27, 1987 (2).
     10.1   Restated and Amended 1983 Incentive Stock Option Plan
(1).
    10.2 Form of Incentive Stock Option Agreement (1). 10.33First Amended and Restated Registration Rights Agreement dated as of July 1, 1988 among Optek Technology, Inc., Allstate Insurance Company, Metropolitan Life Insurance Company, Burch Venture Investors, The Confederate Venture Fund, James D. Crownover, Jack C. Massey, Rauscher Pierce Refsnes, Inc., Equitable Enskilda Securities Limited and Household Commercial Financial Services, Inc. (3).

   10.38   Form of Director Warrant to Purchase Common Stock (4).
   10.47   Long-Term Stock Investment Plan (5).
   10.48   Directors' Formula Award Plan (5).
           10.49Amended and Restated Secured Credit Agreement dated January 20, 1994 between Optek Technology, Inc. and Household Commercial Financial Services, Inc.
           (6).

    10.52 Warrant to Purchase Common Stock of Optek Technology, Inc. dated May 20, 1993 (7).
    10.53 Warrant to Purchase Common Stock of Optek Technology, Inc. dated November 22, 1993 (7).
    10.54 Warrant to Purchase Common Stock of Optek Technology, Inc. dated November 22, 1993 (7).
   10.59   Form of Stock Option Agreement (7).
           10.60Amended and Restated Warrant to Purchase Common Stock of Optek Technology, Inc. Dated December 13, 1995 (8).
           10.61Employment Agreement between Optek Technology, Inc. and Thomas R. Filesi.
           10.62Consulting Agreement between Optek Technology, Inc. and Grant A. Dove.
           10.63Employment Agreement between Optek Technology, Inc. and William J. Collinsworth.
           10.64Employment Agreement between Optek Technology, Inc. and Richard Dahlberg.
           10.65Employment Agreement between Optek Technology, Inc. and Thomas Garrett.
           10.66Employment Agreement between Optek Technology, Inc. and Robert Kosobucki.
           10.67Amended  and  restated  Optek  Technology,   Inc.
           401(k) Plan.
    11.1   Statement Regarding Computation of Per Share Earnings.
      22   Subsidiaries of the Registrant.
      23   Independent Auditors' Consent.

     (1)Previously filed as Exhibits 3.7, 10.1 and 10.2, to registrant's Registration Statement on Form S-1, No. 33-
     14885, and incorporated herein by reference.

     (2)Previously   filed   as  Exhibit  3.8   to   registrant's
     Registration  Statement on Form 8-A  filed  on  October  15,
     1987, and incorporated herein by reference.

     (3)Previously filed as Exhibit 4 to Schedule 13D dated  July
     21,  1988  filed on behalf of Household Commercial Financial
     Services, Inc., and incorporated herein by reference.

     (4)Previously filed as Exhibit 10.38 to registrant's  Annual
     Report on Form 10-K for the fiscal year ended October 28, 1988 and incorporated herein by reference.

     (5)Previously  filed  as  Exhibits  10.47   and   10.48   to
     registrant's Annual Report on Form 10-K for the fiscal  year
     ended   October   25,  1991  and  incorporated   herein   by
     reference.

     (6)Previously  filed  as  Exhibits  10.49   to  registrant's
     Annual  Report  on  Form  10-K for  the  fiscal  year  ended
     October 29, 1993 and incorporated herein by reference.

     (7)Previously filed as Exhibits 10.52, 10.53 and 10.54 to registrant's Annual Report on Form 10-K for the fiscal year ended October 28, 1994 and incorporated by reference.

     (8)Previously filed as Exhibit 10.60 to registrant's  Annual
     Report on Form 10-K for the fiscal year ended October 27, 1995 and incorporated by reference.

     (b)  Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the quarter ended October 25, 1996.

KPMG Peat Marwick LLP
           Certified Public Accountants




                  INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Optek Technology, Inc.:


        We have audited the accompanying consolidated balance sheets of Optek Technology, Inc. and subsidiaries as of October 25, 1996 and October 27, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended October 25, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optek Technology, Inc. and subsidiaries as of October 25, 1996 and October 27, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended October 25, 1996, in conformity with generally accepted accounting principles.


                                   KPMG PEAT MARWICK LLP





Dallas, Texas
December 6, 1996

                     OPTEK TECHNOLOGY, INC.
                   CONSOLIDATED BALANCE SHEETS
         (in thousands, except share and per share data)



                                              Octob    Octob
                                               er        er
                                               25,      27,
                                              1996      1995
                   ASSETS

Current assets:
                                                     <         <
                                                     C         C
                                                     >         >
   Cash                                           $         $
                                                594       928
   Accounts receivable, net of allowance for
doubtful accounts and
      customer returns of $1,095 in 1996 and  7,288     6,931
$975 in 1995
   Inventories (note 2)                       6,007     5,284
   Deferred income taxes (note 7)             1,142         -
   Prepaid expenses
                                                 82        60
         Total current assets
                                              15,11     13,20
                                                  3         3

Property, plant and equipment, net  (note 3)  11,15     12,66
                                                  0         4
Other assets
                                                 96       198
                                              $26,3     $26,0
                                                 59        65

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $         $
                                              2,331     2,339
   Accrued expenses (note 4)
                                              5,345     5,857
   Checks not presented for payment
                                                779       979
         Total current liabilities            8,455     9,175

Long-term debt (note 5)                       3,428     15,99
                                                            6
Other liabilities                               100        84
Deferred income taxes (note 7)
                                                309         -

Stockholders' equity (notes 5 and 6):
   Preferred stock, $.01 par value.               -         -
Authorized 1,000,000 shares; none issued
   Common stock, $.01 par value.  Authorized
12,000,000 shares;
      issued  and outstanding 3,912,915
shares in 1996 and 3,444,624 shares              39        34
      in 1995
   Additional paid-in-capital                 13,37     13,01
                                                  3         6
   Retained earnings (accumulated deficit)              (12,2
                                                655       40)
         Total stockholders' equity           14,06
                                                  7       810
                                              $26,3     $26,0
                                                 59        65

  See accompanying notes to consolidated financial statements.

                     OPTEK TECHNOLOGY, INC.
               CONSOLIDATED  STATEMENTS OF INCOME
         (in thousands, except share and per share data)

                                              Year ended

                                       Octobe  Octobe  Octobe
                                        r 25,   r 27,   r 28,
                                        1996     1995   1994
Net sales                               $67,39  $62,54  $55,62
                                             5       2       5

Costs and expenses:
   Cost of sales                        39,010  38,513  38,269
   Product development expenses          1,348     650     582
   Engineering expenses                  3,585   3,191   3,009
   Selling expenses                      5,087   4,245   3,950
   General and administrative expenses
                                         3,179   2,845   2,586
         Total costs and expenses       52,209  49,444  48,396
         Operating income               15,186  13,098
                                                         7,229

Other expenses:
   Interest expense                      1,292   2,960   3,685
   Other expense (income), net
                                         (145)     142     365
         Total other expenses                            4,050
                                         1,147   3,102
         Earnings before income taxes   14,039   9,996   3,179

Income tax expense (note 7)
                                         1,144     158       -
         Net earnings                   $12,89       $       $
                                             5   9,838   3,179

Earnings per common  and common share        $       $       $
equivalents                               1.69    1.40     .47

Average common and common share         7,626,  7,027,  7,108,
equivalents                                914     181     016



  See accompanying notes to consolidated financial statements.

                     OPTEK TECHNOLOGY, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (in thousands, except share data)



                                                 Retain   Total
                                           Addi-   ed     stock-
                          Common   Common  tion  earnin  holders
                           Stock   stock    al     gs       '
                                           paid- (accum-  equity
                                            in   ulated

                          Shares   Amount  capi          (defici
                                            tal  defici     t)
                                                   t)
Balance at October 29,     3,222,   $  32   $12,  $(25,2  $(12,34
1993                          305            885     57)       0)
   Exercise of incentive   10,556       -     13       -       13
stock options
   Net earnings                 -       -      -            3,179
                                                   3,179

Balance at October 28,     3,232,      32   12,8  (22,07  (9,148)
1994                          861             98      8)
   Exercise of incentive
stock options              211,76       2    118       -      120
      and warrants              3
   Net earnings                 -       -      -   9,838    9,838

Balance at October 27,     3,444,      34   13,0  (12,24      810
1995                          624             16      0)
   Exercise of incentive
stock options
      and warrants         468,29       5    357       -      362
                                1
   Net earnings                 -       -      -           12,895
                                                  12,895

Balance at October 25,     3,912,   $  39   $13,       $  $14,067
1996                          915            373     655


  See accompanying notes to consolidated financial statements.

                     OPTEK TECHNOLOGY, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)


                                              YearsE
                                               nded

                                      Octo  Octobe Octobe
                                      ber   r 27,   r 28,
                                      25,    1995   1994
                                      1996

Cash flows from operating activities:
   Net earnings                       $12,       $       $
                                       895   9,838   3,179
   Adjustments to reconcile net
earnings to net cash provided by
      operating activities:
      Depreciation and amortization   2,94   2,722   2,705
                                         4
      Gain on sale of property, plant    -    (25)   (220)
and equipment
      Deferred income taxes            (833      -       -
                                          )
      Changes in assets and
liabilities:
         Accounts receivable           (357  (242)     259
                                          )
         Inventories, prepaid          (643    607   1,881
expenses and other assets                 )
         Accounts payable, accrued
expenses and other liabilities         (504    746     169
                                          )
            Net cash provided by      13,5
operating activities                    02  13,646   7,973

Cash flows from investing activities:
   Purchase of property, plant and     (1,4 (1,121   (898)
equipment                               32)      )
   Proceeds from sale of property,
plant and equipment                      2      25     681
            Net cash used in
investing activities                   (1,4 (1,096   (217)
                                        30)      )

Cash flows from financing activities:
   Net repayment under long-term bank  (12, (12,69  (7,780
debt                                   568)     6)       )
   Net proceeds from exercise of       362     120      13
stock options and warrants
   Other financing activities                          100
                                       (200    230
                                          )
            Net cash used in           (12, (12,34
financing activities                   406)     6)  (7,667
                                                         )

Effect of exchange rate changes on
cash                                     -       2    (25)

Net increase (decrease) in cash        (334    206      64
                                          )
Cash at beginning of year
                                       928     722     658
Cash at end of year                      $       $       $
                                       594     928     722

Interest payments                        $       $       $
                                      1,34   3,075   3,719
                                         6

Income tax payments                      $       $       $
                                      2,08     123       -
                                         9


  See accompanying notes to consolidated financial statements.

                     OPTEK TECHNOLOGY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Years ended October 25, 1996, October 27, 1995 and October 28,
                              1994
            (dollars in thousands except share data)


(1)  Summary of Significant Accounting Policies

  (a)     General Information

      Optek Technology, Inc. and subsidiaries (Company) design, manufacture and market custom infrared optoelectronic devices, magnetic field sensing devices and fiber optic transmitters and receivers. A substantial portion of the Company's products are manufactured by a wholly-owned subsidiary located in Mexico. Net assets located at that subsidiary were $6,334 at October 25, 1996, and $6,852 at October 27, 1995.

      The Company uses a fiscal year ending on the last Friday in October.

  (b)     Principles of Consolidation

      The  accompanying consolidated financial statements include the  accounts  of  Optek Technology, Inc. and  its  wholly  owned
subsidiaries.    All   significant  intercompany   accounts   and
transactions have been eliminated in consolidation.

  (c)     Revenue Recognition

      Revenues from product sales are recognized at the  time  of shipment to the customer.  Certain shipments to distributors  are
subject  to  limited  right-of-return  provisions.   The  Company
provides for estimated returns when material.

  (d)     Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

  (e)     Inventories

      Inventories are stated at the lower of cost or market on a first-in first-out basis. The Company continually assesses the appropriateness of the inventory valuations giving consideration to obsolete and excess inventory.

  (f)     Depreciation

      Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful life of the asset. Useful lives range from 3 to 20 years.

  (g)     Earnings  per Common Share

      Earnings per common share is based on the weighted average number of shares and, when dilutive, equivalent shares outstanding during each of the periods presented. Primary earnings per share and fully diluted earnings per share were substantially the same in fiscal 1996, 1995, and 1994. Weighted average common shares and common share equivalents when dilutive were 7,626,914, 7,027,181, and 7,108,016 during fiscal 1996, 1995 and 1994, respectively. The calculation of net earnings per share in 1996, 1995 and 1994 uses the modified treasury stock method.

                     OPTEK TECHNOLOGY, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (dollars in thousands)

  (h)     Foreign Currency Translation

      The United States dollar has been determined to be the functional currency for all foreign operations. Exchange gains and losses related to such operations are immaterial for all years presented.

  (i)     Income Taxes

       The  Company  uses  the  asset  and  liability  method  of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  (j)     Reclassifications

      Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the current year's presentation.

(2)  Inventories

        A  summary of inventories at October 25, 1996 and October
27, 1995 follows:

                                          1996       1995

                                     <          <
                                     C          C
                                     >          >
Finished goods                          $1,109     $1,186
Work in process                          3,323      3,393
Raw materials                            3,381      3,158
Reserve  for  excess  and  obsolete    (1,806)    (2,453)
inventory
                                        $6,007     $5,284

       The Company made provisions for excess and obsolete inventories during fiscal 1995 and 1994 in the amounts of $63 and $1,298 respectively. During fiscal 1996, additional provisions were not required due to the Company's utilization of a portion of the inventories previously identified as excess.

(3)  Property, Plant and Equipment

        A summary of property, plant and equipment at October 25, 1996 and October 27, 1995 follows:

                             1996     1995

Land                      $ 3,137  $ 3,137
Buildings           and     5,288    8,886
improvements
Equipment                  18,238   21,259
                           26,663   33,282
Accumulated              (15,513) (20,618)
depreciation
                          $11,150  $12,664

(4)  Accrued Expenses

        A summary of accrued expenses at October 25, 1996 and October 27, 1995 follows:

                          1996    1995

Employee       related  $2,778  $2,729
accruals
Property taxes             322     283
Customer tooling           290     278
Other                    1,955   2,567
                        $5,345  $5,857

                     OPTEK TECHNOLOGY, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (dollars in thousands)

(5)  Long-term Debt

        The  following is a summary of long-term debt at  October
25, 1996 and October 27, 1995:

                                             1996    1995

$10,500 working capital line of credit
from a financial
   institution; interest at the
corporate base rate at the First                $       $
   National Bank of Chicago (8.25% at           1       1
October 25, 1996)
   plus 1.5%; interest payable monthly
(a)
$21,900 revolving term loan from a
financial institution with
   annual scheduled principal reductions
through October 31,
   1998; interest rates and associated
outstanding amounts are
   as follows:
   Corporate base rate at the First
National Bank of Chicago                        -   1,080
        plus 2.0%, interest payable
monthly (b)
   Corporate base rate at the First
National Bank of Chicago                    3,427   6,000
        plus 4.0%; interest payable
monthly (b)
   12.20%; interest payable monthly (b)         -   6,915
   12.34%; interest payable monthly (b)         -   2,000
                                           $3,428  $15,99
                                                        6

       (a) The working capital commitment is scheduled to expire October 31, 1997 and is renewable at the option of the Company for a one-year term, provided no event of default has occurred, and will be renewable after October 31, 1998 at the option of the lender.

       Subsequent  to  October 25, 1996, the  effective  interest rate  on  the  working capital line was reduced  from  1.5 points over the corporate base lending rate to .5 points over.

       (b)                                     The      financial
       institution is entitled to additional contingent interest in the event of a future sale of the Company or third party refinancing of the Company's loans. The additional interest would be equal to the difference between 18% and the applicable interest rate on the outstanding balance on certain portions of the debt for the period January 20, 1994 through the date of the event.

      The Company must comply with specific affirmative and negative covenants which require the Company, among other things, to maintain minimum net worth, as defined, and to satisfy certain financial ratios. The covenants also restrict investments, capital expenditures and additional debt and prohibit payment of dividends. The Company was in compliance with all debt covenants during fiscal 1996.

      All loans from the financial institution are secured by all real and personal property of the Company. For loans from the financial institution, a commitment fee accrues at .5 percent per annum on the daily average balance of the unused commitment.

     The Company has granted the financial institution a warrant, as amended on December 13, 1995, to purchase 3,150,000 shares of the Company's common stock at an exercise price of $.50 per share which expires on October 31, 1998. The exercise price may decrease to $.01 if the Company's cumulative adjusted operating profit is less than stipulated minimums through the earlier of the date the warrants are exercised, the date the Company is sold or October 31, 1998. The Company was in compliance with minimum adjusted operating profit requirement during fiscal 1996. The warrant also contains certain antidilutive provisions, certain registration rights upon the occurrence of a public offering and certain demand rights for such a registration.

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

      Availability on the revolving term loan was reduced to $8,000 as of November 1, 1995. On November 1, 1996, the revolving line was retired using the available working capital line.

(6)  Stockholders' Equity

      During fiscal 1992, the Company implemented a long-term stock investment plan (Investment Plan) which allows the granting of options to key employees and non-employee advisors to the Company to purchase up to 1,000,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the fair market value on the date of grant. During fiscal 1995, the Company increased the authorized but unissued common stock available for this plan to 1,500,000 shares. The Investment Plan allows the granting of rights to receive cash or to acquire shares of common stock equal to the difference between the exercise price and the current market price of stock issuable pursuant to exercisable options. No rights to receive cash in lieu of common stock have been granted as of October 25, 1996. During fiscal 1996, 156,000 options were granted, 370,202 were exercised and 17,665 were terminated. A summary of option activity under the Investment Plan since inception follows:

                               1996    1995     1994

Options    outstanding    at   818,82  867,82  89,070
beginning of year                   5       0
Granted                        156,00  200,65  799,60
                                    0       0       0
Exercised                      (370,2  (177,2       -
                                  02)     80)
Canceled                       (17,66  (72,36  (20,85
                                   5)      5)      0)
Options outstanding at  year   586,95  818,82  867,82
end                                 8       5       0

Option   price   range   for
options granted
    during the year             $7.66   $1.80   $0.19
                                   to      to      to
                               $11.97   $6.05   $1.38

Options exercisable at  year   152,58  253,73  52,430
end                                 0       2
Options available for  grant   365,56  503,89  132,18
at year end                         0       5       0

      During fiscal 1983, the Company implemented an incentive stock option plan (Incentive Plan) which allowed the granting of options, exercisable for up to ten years after the date of grant, to key employees to purchase the Company's authorized but unissued common stock at an exercise price equal to the fair market value on the date of grant. The Incentive Plan expired during fiscal 1993. During fiscal 1996, options to purchase
84,089 shares of common stock were exercised. Under the Incentive Plan, options outstanding and exercisable totaled 63,866 at exercise prices of $1.13 to $5.18 per share at October 25, 1996.

     During fiscal 1993 and 1994, the Company granted warrants to purchase up to 8,759 and 170,042 shares of common stock, respectively, to a director in partial consideration for consulting services. Previous grants, in the amount of 82,500 shares, were made to certain non-employee directors and advisors. During fiscal 1995, warrants to purchase 16,000 shares of common stock were exercised. During fiscal 1996, 11,500 warrants expired. Excluding warrants granted to financial institutions, the Company, at October 25, 1996, had 233,801 warrants outstanding and exercisable at $.19 to $6.00 per share expiring December 1996 through November 1998.

     During fiscal 1992, the Company adopted a directors' formula award plan (Directors' Plan) which provides for the  granting  of
options   to   directors of  the  Company  to  purchase   up   to
200,000  shares  of  the  Company's

                     OPTEK TECHNOLOGY, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (dollars in thousands)

authorized but unissued common stock at an exercise price equal to the fair market value on the date of grant. Each individual elected or reelected to serve as a director of the Company who is not a full-time employee of the Company will automatically be awarded options to purchase up to 3,500 shares of common stock. Options granted under the Directors' Plan vest if such individual continues to serve as a Director of the Company until the next annual meeting of the Company's stockholders and are exercisable for a period of ten years from the date of grant. During fiscal 1996, 14,000 options to purchase common stock were exercised. At October 25, 1996 there are 59,500 director options outstanding of which 45,500 are currently exercisable from $.44 to $11.97 per share.

(7)  Income Taxes

      Income  tax expense differs from the "expected" tax expense computed  by applying the U.S. corporate income tax rate  of  35%
for fiscal 1996 and 34% for fiscal 1995 and 1994 to earnings before income taxes as follows:

                                       1996    1995    1994
Expected tax expense                      $       $       $
                                      4,914   3,399   1,081
Realization of benefits of tax loss  (3,238  (3,853   (305)
carryforwards                             )       )
Change in valuation allowance net
of loss carryforward                  (209)     410   (804)
      realized
Other, net
                                      (323)     202      28
      Income tax expense                  $       $       $
                                      1,144     158       -

       The provision for income taxes is comprised of the following:

              1996   1995   1994
Current:
   U.S.      $1,88      $      $
Federal          7    158      -
   Foreign      90      -      -
Deferred     (833)      -      -
             $1,14      $      $
                 4    158      -

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at October 25, 1996 and October 27, 1995 are presented below:

                                                 1995
                                        1996
Deferred tax assets:
   Net operating loss carryforwards        $  $ 3,238
                                           -
   Accounts receivable allowances        372      332
   Inventory allowances                  525      724
   Accrued expenses and other            603      838
Less valuation allowance               (358)  (3,805)
      Deferred tax assets              1,142    1,327

Deferred tax liabilities:
   Differences between book and tax    (309)  (1,327)
basis of assets
      Net deferred tax assets         $  833        $
                                                    -

                     OPTEK TECHNOLOGY, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (dollars in thousands)

      The valuation allowance for deferred tax assets at October 25, 1996 was $358. The net change in the valuation allowance for the year ended October 25, 1996 and October 27, 1995 was a decrease of $3,447 and $3,443, respectively. Based on the Company's historical and current earnings, management believes it is more likely than not that the Company will realize the benefits of its net deferred tax assets existing at October 25, 1996.

(8)  Operating Leases

     The Company and its subsidiaries lease certain manufacturing facilities and equipment under noncancellable operating leases. Future minimum lease payments as of October 25, 1996 under all such operating leases are as follows: 1997, $381; 1998, $110; 1999, $43; 2000, $20; and 2001, $3. Rental expense was $399 in
1996, $412 in 1995, and $382 in 1994.

(9)  Credit Risk and Major Customer Information

      Substantially all of the Company's sales are made on credit on an unsecured basis. The Company evaluates credit risks on an individual basis before extending credit to its customers and believes the allowance for doubtful accounts adequately provides for losses on uncollectible accounts.

      During fiscal 1996, the Company's ten largest customers accounted for approximately 62% of net sales. Such customers are involved primarily in the automotive and office equipment industries. During fiscal 1996, sales to one customer in the automotive industry were 11% of sales, versus 13% in 1995 and 14% in 1994, and sales to one customer in the office equipment industry was 11% of sales versus 13% in 1995 and 15% in 1994.

      Aggregate  export  sales  to  unaffiliated  customers  were
$18,865  in  1996, $16,856 in 1995 and $14,406 in  1994.   Export
sales were primarily to customers in Western Europe.

(10) Employee Benefit Plan

      All U.S. paid employees of the Company are entitled to participate in the Optek Technology, Inc. Profit-Sharing Plan and Trust (Profit-Sharing Plan). Pursuant to the Profit-Sharing Plan, employees may request the Company to deduct and contribute up to 15% of their salary. The Company has the option to contribute up to 2% of the employee's salary. Employer contributions vest ratably over a period of five years. Vesting occurs after each year in which employees accumulate at least 1,000 hours of service. An employee's vested account balance is distributable either upon termination of employment or after attaining a certain age. During fiscal 1996, the Company provided for contributions to the Profit-Sharing Plan totaling $140 to be paid the first quarter of fiscal 1997. During fiscal 1995 and 1994 the Company contributed $139 and $118, respectively.

(11) Contingencies

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material affect on the Company's financial position or results of operations

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                              OPTEK TECHNOLOGY, INC.






                                By      /s/    Thomas  R.  Filesi
 .
                                Thomas  R. Filesi, President  and
Chief Executive Officer

Dated:  January 22, 1997

      Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature            Title                      Date


      /s/   Thomas R. Filesi                        .  President,
Chief Executive
       Thomas R. Filesi        Officer and Director
                               (Principal Executive Officer)

      /s/    William  J.  Collinsworth                .      Vice
President - Finance
                   William             J.            Collinsworth
Treasurer and Assistant
                               Secretary (Principal Financial
                               and Accounting Officer)

      /s/    Grant A. Dove                            .  Chairman
of the Board
        Grant  A. Dove           and Director             January
22, 1997

     /s/   Rodes Ennis                               . Director
       Rodes Ennis


     /s/   Michael E. Cahr                         .   Director
       Michael E. Cahr


     /s/   William H. Daughtrey                .       Director
       William H. Daughtrey


     /s/   Wayne Stevenson                       .     Director
     Wayne Stevenson