Form 10-Q
period 1997-01-31
OPTEK TECHNOLOGY INC
filed 1997-03-13
CIK 804312

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  January 31, 1997
Commission File Number:  0-16304

                             OPTEK TECHNOLOGY, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                State of Delaware
        -----------------------------------------------------------------

          (State or other jurisdiction of incorporation or organization)


                                   75-1962405
        -----------------------------------------------------------------
                       (I.R.S. Employer Identification No.)


215 West Crosby Road       Carrollton, Texas             75006
        ----------------------------------------------------------------
(Address of principle executive offices)             (Zip Code)


                                 (972)  323-2200
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       X
                    -------        -------
                       Yes            No

           Number of common shares outstanding as of January 31, 1997:
                       4,050,005 par value $.01 per share

PART I  -  FINANCIAL INFORMATION


Item 1. Financial Statements.
        ---------------------

Optek Technology, Inc. Consolidated Balance Sheets as of January 31, 1997 and October 25, 1996.

Optek Technology, Inc. Consolidated Statements of Income for the Three Months Ended January 31, 1997 and January 26, 1996.

Optek Technology, Inc. Consolidated Statements of Cash Flows for the Three Months Ended January 31, 1997 and January 26, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



                          PART II  -  OTHER INFORMATION

Item 5. Other Information.
        ------------------

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

                                                                       FORM 10-Q
                                                                          PART I

                             OPTEK TECHNOLOGY, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                        January        October
                                        31,1997       25, 1996
                                     ----------      ---------
ASSETS

Current assets:
   Cash                               $     563      $     594
   Accounts receivable, net of
allowance for doubtful
      accounts and customer returns       6,091          7,288
of $1,282 in 1997
      and $1,095 in 1996
   Inventories (note 2)                   6,548          6,007
   Deferred income taxes                  1,142          1,142
   Prepaid expenses                          69             82
                                        -------       --------
         Total current assets            14,413         15,113

Property, plant and equipment, net       10,745         11,150
Other assets                                 89             96
                                       --------       --------
                                        $25,247        $26,359
                                       ========       ========

                                   (continued)

                                                                       FORM 10-Q
                                                                          PART I

                             OPTEK TECHNOLOGY, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                 (in thousands except share and per share data)

                                        January        October
                                        31, 1997       25, 1996
                                       ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                       $ 2,138        $ 2,331
   Accrued expenses                         5,294          5,345
   Checks not presented for payment           875            779
                                         --------       --------
         Total current liabilities          8,307          8,455

Long-term debt                                271          3,428
Other liabilities                              89            100
Deferred income taxes                         309            309

Stockholders' equity:
   Preferred stock, $.01 par value.
      Authorized 1,000,000 shares;
      none issued                               -              -
   Common stock, $.01 par value.
      Authorized 12,000,000 shares;
      issued and outstanding 4,050,005
      shares in 1997 and 3,912,915
      shares in 1996                           42             39
   Additional paid-in-capital              13,662         13,373
   Retained earnings                        2,567            655
                                       ----------     ----------
         Total stockholders' equity        16,271         14,067
                                       ----------     ----------
                                          $25,247        $26,359
                                       ----------     ----------

          See accompanying notes to consolidated financial statements.

                                    FORM 10-Q
                                                                          PART I

                             OPTEK TECHNOLOGY, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                 (in thousands except share and per share data)

                                          THREE MONTHS ENDED
                                           January       January
                                          31, 1997      26, 1996
                                        ----------    ----------
Net sales                                  $16,689       $15,040

Costs and expenses:
   Cost of sales                            10,099         9,275
   Product development expenses                318           195
   Engineering expenses                      1,009           948
   Selling expenses                          1,295         1,297
   General and administrative expenses         866           826
                                          --------      --------
         Total costs and expenses           13,587        12,541
                                          --------       -------
         Operating income                    3,102         2,499

Other expenses:
   Interest expense                             83           449
   Other expense (income), net                  76          (50)
                                          --------      --------
         Total other expenses                  159           399
                                          --------      --------
         Earnings before income taxes        2,943         2,100
                                          --------     ---------
Income tax expense                           1,031            55
                                         ---------     ---------
         Net earnings                     $  1,912      $  2,045
                                         ---------     ---------

Earnings per common  and common
   equivalent shares (note 4)                $0.25         $0.28
                                        ----------    ----------
Weighted average common and common
   equivalent shares                     7,528,539     7,420,683
                                        ----------    ----------

          See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                                                                          PART I
                             OPTEK TECHNOLOGY, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                           THREE MONTHS ENDED
                                         January       January
                                         31, 1997      26, 1996
                                        ----------    ----------
Cash flows from operating activities:
   Net earnings                           $  1,912      $  2,045
   Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
      Depreciation and amortization            570           618
      Changes in assets and
      liabilities:
         Accounts receivable                 1,197           935
         Inventories                          (541)        (303)
         Prepaid expenses and other
           assets                               20            44
         Accounts payable, accrued
           expenses and other
           liabilities                        (255)      (1,862)
                                         ---------    ----------
            Net cash provided by
              operating activities           2,903         1,477

Cash flows from investing activities:
   Purchase of property, plant and            (165)        (307)
      equipment
                                         ----------   ----------
            Net cash used in                  (165)        (307)
              investing activities

Cash flows from financing activities:
   Net repayment under long-term
     bank debt                              (3,157)      (1,675)
   Net proceeds from exercise of
      stock options and warrants               292            43
   Other financing activities                   96           152
                                         ----------   ----------
            Net cash used in                (2,769)      (1,480)
             financing activities

Net decrease in cash                           (31)        (310)
Cash at beginning of period                    594           928
                                        ----------    ----------
Cash at end of period                     $    563      $    618
                                        ----------    ----------
Interest payments                        $      98      $    480
                                        ----------     ---------
Income tax payments                      $      93    $        -
                                         =========    ==========

          See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                                                                          PART I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1997

NOTE 1
The condensed consolidated financial statements of Optek Technology, Inc. (the "Company") are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 25, 1996. The results of operations for the three months ended January 31, 1997 are not necessarily indicative of the results for the entire year ending October 31, 1997.

NOTE 2

The components of inventories in thousands of dollars are as follows:

                                             January    October
                                             31, 1997   25, 1996
                                             --------   --------
Finished goods                                 $ 1,042    $ 1,109
Work-in-process                                  3,693      3,323
Raw materials                                    3,708      3,381
Reserves for surplus and obsolete inventory    (1,895)    (1,806)
                                              --------   --------
                                               $ 6,548    $ 6,007
                                              ========   ========

NOTE 3
The registrant has no material pending legal proceedings.

NOTE 4

Earnings per common share and common equivalent shares is based on the weighted average number of shares and, when dilutive, equivalent shares outstanding during each of the periods presented. Primary earnings per share and fully diluted earnings per share were substantially the same for the first quarters of fiscal 1997 and fiscal 1996. The calculation of net earnings per share in 1997 and 1996 uses the modified treasury stock method.

NOTE 5

Other notes have been omitted pursuant to Rule 10-01 (a) (5) of Regulation S-X.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------

Changes in Results of Operations
--------------------------------

Net sales for the first quarter of 1997 were $16.7 million, up 11% compared to the prior year net sales of $15.0 million. The quarter-to-quarter increase was the result of a general increase in overall product sales for both Commercial and Hi-Rel (high reliability) products and an increase in Automotive magnetic sensor components (Hall Effect) related to an automotive theft-deterrent system. Commercial product sales of $11.7 million were up $.8 million, or 7%; Automotive product sales of $3.5 million were up $.6 million, or 21%; and Hi-Rel (high reliability) product sales of $1.4 million were up $.2 million, or 19%.

Cost of sales was $10.1 million, or 61% of sales, in the first quarter of 1997 versus $9.3 million, or 62% of sales, during the comparable period of 1996. This resulted in gross margins of 39% in 1997 versus 38% in 1996. This improvement was primarily the result of increased production volumes without a corresponding increase in fixed costs.

Product development and engineering expenses during the first quarter of 1997 were $1.3 million, or 8% of sales, compared to $1.1 million, or 8% of sales, in the previous year. The increase in dollars is related to the addition of resources to develop and support new programs.

Selling, general and administrative expenses in the first quarter of 1997 were $2.2 million or 13% of sales. This compares to $2.1 million, or 14% of sales, during the same period of 1996.

Operating income for the quarter was $3.1 million, or 19% of sales, compared to $2.5 million, or 17% of sales, in the first quarter of 1996. The improvement from 1996 was primarily the result of the aforementioned increase in sales volume and resulting improvement in gross margin.

Other expenses, consisting primarily of interest expense, were $.2 million in the first quarter of 1997 compared to $.4 million in 1996. This decrease in expenses was the result of the continued reduction in long term debt.

Income tax expense during the first quarter of 1997 was $1.0 million versus $.1 million during the same period of 1996. Tax expense increased due to the Company having fully utilized remaining tax net operating loss carryforwards during fiscal 1996. The Company expects to be on a fully taxed basis during 1997.

As a result of the factors discussed above, net earnings for the first quarter of 1997 were $1.9 million versus $2.0 million in the first quarter of 1996.

Liquidity and Capital Resources
-------------------------------

As reflected in the Company's consolidated statements of cash flows, Optek generated approximately $2.9 million in cash from operations in the first quarter of fiscal year 1997. The largest single use of cash flow (approximately $3.2 million) continued to be the reduction of the Company's outstanding debt. The amount outstanding at the end of the quarter was $271,000. Management believes that cash flows from operations will be adequate to retire its outstanding balance of long term debt during fiscal 1997.

A credit agreement with a financial institution provides a $10.5 million working capital line. Amounts drawn on the working capital line bear interest at 1/2% over the prime rate announced from time to time by the First National Bank of Chicago, Chicago, Illinois. This working capital line matures on October 31, 1997, with a one year extension if no default exists under the loan documents at maturity. The Company is currently in compliance with the financial and other covenants contained in its loan documents.

The Company anticipates a need for additional capital spending in 1997 to support potential increases in demand during 1998 and 1999. The Company also anticipates higher expenditures for federal income taxes in 1997 due to the Company's full utilization of tax loss carryforwards during 1996. Although Optek's ability to fund such capital expenditures and research and development is constrained by the terms of the loan documents, management believes that its working relationship with its lender is good and that the facility and cash flows from operations after the debt is paid will be adequate to finance the Company's needs for the foreseeable future.

                             OPTEK TECHNOLOGY, INC.
                         PART II.  -  OTHER INFORMATION

ITEM 5.   Other Information.
          ------------------

ITEM 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          None


                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                             Optek Technology, Inc.

Date:      March 12, 1997       By:  /s/  Thomas R. Filesi
--------------------------          ------------------------
                                    Thomas R. Filesi
                                    President and CEO
                                    (Principal Executive
                                    Officer)

Date:      March 12, 1997       By:  /s/ William J. Collinsworth
--------------------------          ---------------------------
                                    William J. Collinsworth
                                    Vice President - Finance
                                    (Principal Financial
                                    Officer)