Form 10-K/A
period 1996-10-25
OPTEK TECHNOLOGY INC
filed 1997-05-27
CIK 804312

CONFORMED COPY
  -----------------------------------------------------------------
  -----------------------------------------------------------------


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            Form 10-K/A
                        Amendment No. 1 To
                             Form 10-K

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

Registrant's telephone number, including area code:  (972) 323-2200
 Securities registered pursuant to Section 12(b) of the Act:  None
    Securities registered pursuant to Section 12(g) of the Act:
              Common Stock, par value $0.01 per share

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

-----------------------------------------------------------------
-----------------------------------------------------------------

The Company's 10-K for the fiscal year ended October 25, 1996 is amended as follows:

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The third paragraph under "Liquidity and Capital Resources" is amended to read in its entirety as follows:

     A credit agreement with a financial institution at January 20, 1994, provided a $38.8 million line of credit consisting of a $10.5 million working capital line and a $28.3 million revolving term loan. Amounts drawn on the working capital line bear interest at
1.5 percentage points over the reference rate announced from time to time by the First National Bank of Chicago, Chicago, Illinois and mature on October 31, 1997, with a one year extension if no default exists under the loan documents at maturity. Interest accrues on the revolving line of credit at various rates by tranche, a summary of which is set forth in Note 5 to the Consolidated Financial Statements included herein. Subsequent to October 25, 1996, the effective interest rate was reduced from 1.5 percentage points over the reference rate to .5 percentage points over.

ITEM 10.  Directors and Executive Officers of the Registrant.

      Information relating to the Company's Directors and executive officers is set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held March 19, 1997, which was filed with the Securities and Exchange Commission on or about January 29, 1997, and such information is incorporated herein by reference.

      The Company has entered into a consulting agreement with Mr. Dove, the Chairman of the Board, providing for a term through May 30, 1998, under which Mr. Dove receives compensation at the rate of $25,000 per fiscal quarter. Such agreement also provides for lump sum payment of the lesser of the compensation payable during the balance of the term or the amount $1.00 less than the amount which would be deemed a "parachute payment" under the Internal Revenue Code of 1986, as amended,if certain terms of Mr. Dove's engagement are altered and he elects to terminate after a change in control of the Company. For fiscal 1996, the Company paid Mr. Dove a discretionary bonus of $30,000 related to his performance under the consulting agreement.

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A amending its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunder duly authorized.

                              OPTEK TECHNOLOGY, INC.

By    /s/   Thomas R. Filesi
-------------------------------------------------------
Thomas R. Filesi, President and Chief Executive Officer

Dated:  May 23, 1997