Form 10-Q
period 1997-05-02
OPTEK TECHNOLOGY INC
filed 1997-05-27
CIK 804312

1

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  May 2, 1997
Commission File Number:  0-16304

                             OPTEK TECHNOLOGY, INC.
    ________________________________________________________________________
             (Exact name of registrant as specified in its charter)


                                State of Delaware
    ________________________________________________________________________
         (State or other jurisdiction of incorporation or organization)


                                   75-1962405
    ________________________________________________________________________
                      (I.R.S. Employer Identification No.)


        1215 West Crosby Road               Carrollton, Texas
75006
    ________________________________________________________________________
          (Address of principle executive offices)   (Zip Code)


                                 (972)  323-2200
    ________________________________________________________________________
              (Registrant's telephone number, including area code)

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

             Number of common shares outstanding as of May 2, 1997:
4,072,187 par value $.01 per share

                        PART I  -  FINANCIAL INFORMATION


Item 1. Financial Statements.

        Consolidated Balance Sheets as of May 2, 1997 and October 25, 1996.

        Consolidated Statements of Income for the Three Months and Six Months Ended May 2, 1997 and April 26, 1996.

        Consolidated Statements of Cash Flows for the Six Months Ended May 2, 1997 and April 26, 1996.


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

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

                                                                       FORM 10-Q
                                                                          PART I

                             OPTEK TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (in thousands except share and per share data)

                                       May 2,        October
                                        1997         25, 1996
                          ASSETS
Current assets:
   Cash                                     $             $
                                        2,706           121
   Accounts receivable, net of
allowance for doubtful
      accounts and customer returns of  6,259         7,288
$1,554 in 1997 and
      $1,095 in 1996
   Inventories (note 3)                 6,116         6,007
   Deferred income taxes                1,142         1,142
   Prepaid expenses                        76            82
         Total current assets          16,299
                                                     14,640

Property, plant and equipment, net     10,627        11,150
Other assets                               87
                                                         96
                                       $27,01        $25,88
                                            3             6

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                         $             $
                                        1,844         2,637
   Accrued expenses                     5,851
                                                      5,345
         Total current liabilities      7,695         7,982

Long-term debt                              1         3,428
Other liabilities                          91           100
Deferred income taxes                     309
                                                        309

Stockholders' equity:
   Preferred stock, $.01 par value;
authorized 1,000,000                        -             -
      shares; none issued
   Common stock, $.01 par value;
authorized 12,000,000
      shares; issued and outstanding       41            39
4,072,187 shares in 1997
       and 3,912,915 shares in 1996
   Additional paid-in-capital          13,690        13,373
   Retained earnings                    5,186
                                                        655
         Total stockholders' equity    18,917        14,067
                                       $27,01        $25,88
                                            3             6

          See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                                                                          PART I

                             OPTEK TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (in thousands except share and per share data)


                                          THREE MONTHS ENDED
                                            May 2,     April 26,
                                              1997          1996
                                                    <
                                                    C
                                                    >

Net sales                                  $18,251     $18,051

Costs and expenses:
   Cost of sales                            10,750      10,369
   Product development expenses                342         347
   Engineering expenses                        978         960
   Selling expenses                          1,295       1,340
   General and administrative expenses         856         831
         Total costs and expenses           14,221      13,847
         Operating income                    4,030       4,204

Other expenses:
   Interest (income) expense, net               (2)        408
   Other expense (income), net                   5         (97)
         Total other expenses                    3         311
         Earnings before income taxes        4,027       3,893

Income tax expense                           1,408         274
         Net earnings                            $    $  3,619
                                             2,619

Earnings per common  and common                  $           $
equivalent shares (note 5)                    0.34        0.47

Weighted average common and common         7,649,1    7,568,84
equivalent shares                               15           7


          See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                                                                          PART I

                             OPTEK TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (in thousands except share and per share data)


                                           SIX MONTHS ENDED
                                           May 2,     April 26,
                                            1997         1996
                                                   <
                                                   C
                                                   >

Net sales                                 $34,940      $33,091

Costs and expenses:
   Cost of sales                           20,849       19,644
   Product development expenses               660          542
   Engineering expenses                     1,987        1,908
   Selling expenses                         2,590        2,637
   General and administrative expenses      1,722        1,657
         Total costs and expenses          27,808       23,388
         Operating income                   7,132        6,703

Other expenses:
   Interest expense, net                       81          857
   Other expense (income), net                 81         (147)
         Total other expenses                 162          710
         Earnings before income taxes       6,970        5,993

Income tax expense                          2,439          329
         Net earnings                           $     $  5,664
                                            4,531

Earnings per common  and common                 $            $
equivalent shares (note 5)                   0.59         0.75

Weighted average common and common        7,588,8     7,494,76
equivalent shares                              27            5


          See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                                                                          PART I
                             OPTEK TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                              SIX MONTHS ENDED
                                            May 2,      April
                                             1997      26, 1996
                                          <         <
                                          C         C
                                          >         >

Cash flows from operating activities:
   Net earnings                                  $           $
                                             4,531       5,664
   Adjustments to reconcile net earnings
to net cash provided
      by operating activities:
      Depreciation and amortization          1,090       1,322
      Changes in assets and liabilities:
         Accounts receivable                 1,029       (295)
         Inventories                          (109)        100
         Prepaid expenses and other             15          14
assets
         Accounts payable, accrued            (296)      (556)
expenses and other liabilities
            Net cash provided by             6,260       6,249
operating activities

Cash flows from investing activities:
   Purchase of property, plant and            (567)      (773)
equipment
            Net cash used in investing        (567)      (773)
activities

Cash flows from financing activities:
   Net repayment under long-term bank        (3,427    (5,717)
debt                                              )
   Net proceeds from exercise of stock         319         283
options and warrants
            Net cash used in financing       (3,108    (5,434)
activities                                        )

Net increase in cash                         2,585          42
Cash at beginning of period                    121          61
Cash at end of period                            $           $
                                             2,706         103

Interest payments                                $           $
                                               132         909

Income tax payments                              $           $
                                             1,675         255

          See accompanying notes to consolidated financial statements.

                                                                       FORM 10-Q
                                                                          PART I

                             OPTEK TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   May 2, 1997

NOTE 1 The condensed consolidated financial statements of Optek Technology, Inc. (the "Company") are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 25, 1996. The results of operations for the six months ended May 2, 1997 are not necessarily indicative of the results for the entire fiscal year ending October 31, 1997.

NOTE 2 The   Company  adopted  the  disclosure  provisions  of  SFAS  No.   123,
       "Accounting for Stock-Based Compensation," which requires pro forma disclosure of net earnings and earnings per share as if the SFAS No. 123 fair value method had been applied. The Company continues to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for the preparation of its basic consolidated financial statements.

       The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Initial adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

NOTE 3 The components of inventories in thousands of dollars are as follows:

                                      May 2, 1997October 25, 1996

       Finished goods                  $ 1,191       $ 1,109
       Work-in-process                   3,451         3,323
       Raw materials                     3,405         3,381
       Reserves for excess and obsolete inventory     (1,931)(1,806)
                                       $ 6,116       $ 6,007

NOTE 4 The registrant has no material pending legal proceedings.

NOTE 5 Earnings per common and common equivalent shares is based on the weighted average number of shares and, when dilutive, equivalent shares outstanding during each of the periods presented. Primary earnings per share and fully diluted earnings per share were substantially the same for the second quarters of fiscal 1997 and fiscal 1996. The calculation of net earnings per share in fiscal 1997 and fiscal 1996 uses the modified treasury stock method.

NOTE 6 Certain amounts in the fiscal 1996 consolidated financial statements have been reclassified to conform with the current year's presentation.

NOTE 7 Other notes have been omitted pursuant to Rule 10-01 (a) (5) of Regulation S-X.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results in Operations

Second Quarter Fiscal 1997 Compared to Second Quarter  Fiscal 1996

Net sales for the second quarter of fiscal 1997 were $18.3 million, up 1.1% compared to net sales of $18.1 million for the comparable period of fiscal 1996. The increase was the result of higher automotive net sales of $1.1 million, partially offset by lower net sales of high reliability (aerospace/defense) products of approximately $600,000 due to certain one-time sales in the second quarter of fiscal 1996 and lower commercial (office equipment, industrial, medical and communications) net sales of $342,000 in the second quarter of fiscal 1997.

Cost of sales was $10.8 million, or 58.9% of net sales, in the second quarter of fiscal 1997 compared to $10.4 million, or 57.4% of net sales, during the comparable period of fiscal 1996. The increase in cost of sales as a percentage of net sales was primarily the result of (i) the reduction in higher margin aerospace/defense sales from the second quarter of fiscal 1996 as discussed above, (ii) a change in product mix within the commercial product group favoring lower margin component products, and (iii) an increase in certain manufacturing costs related to the preparation for a ramp-up of automotive component production anticipated in the second half of fiscal 1997.

Product development and engineering expenses during the second quarter of fiscal 1997 were $1.3 million, or 7.2% of net sales. These expenses were approximately the same as the comparable period of fiscal 1996.

Selling, general and administrative expenses for the second quarter of fiscal 1997 were $2.2 million, or 11.8% of net sales. This compares to $2.2 million, or 12.0% of net sales, during the second quarter of fiscal 1996.

Operating income for the second quarter of fiscal 1997 was $4.0 million, or 22.1% of net sales, compared to $4.2 million, or 23.3% of net sales, for the second quarter of fiscal 1996. The decline was the result of the aforementioned lower aerospace/defense net sales, the change in product mix within the commercial product group, and higher costs related to the anticipated ramp-up of automotive component production. The Company is experiencing increasing pressure from OEMs to reduce costs. The Company believes that its ability to remain competitive and maintain its profit margins at current levels will depend on its ability to develop new products, to work with its customers to reduce costs on existing products and to continue controlling its own operating expenses.

Other expenses were $3,000 in the second quarter of fiscal 1997 compared to $311,000 in the second quarter of fiscal 1996. This decrease was primarily due to lower interest expense resulting from repaying the balance of long term debt at the beginning of the second quarter of fiscal 1997.

Income tax expense during the second quarter of fiscal 1997 was $1.4 million compared to $274,000 during the same period of fiscal 1996. Tax expense increased due to the Company having fully utilized its remaining net operating loss carryforwards during fiscal 1996. The Company expects to be on a fully taxed basis during all of fiscal 1997.

As a result of the factors discussed above, net earnings for the second quarter of fiscal 1997 were $2.6 million compared to $3.6 million in the second quarter of fiscal 1996.

Six Months Ended May 2, 1997 Compared to Six Months Ended April 26, 1996

Net sales for the first six months of fiscal 1997 were $34.9 million, up 5.6% compared to net sales of $33.1 million for the first six months of fiscal 1996. This increase was the result of higher automotive net sales of $1.7 million and higher commercial (office equipment, industrial, medical and communications) net sales of $460,000. Partially offsetting the increase were lower sales of high reliability (aerospace/defense) products due to approximately $600,000 of one-time sales in the second quarter of fiscal 1996.

Cost of sales was $20.8 million, or 59.7% of net sales, in the first six months of fiscal 1997 compared to $19.6 million, or 59.4% of net sales, during the comparable period of fiscal 1996. This increase in cost of sales as a percentage of net sales was primarily the result of (i) the reduction in higher margin aerospace/defense sales from the second quarter of fiscal 1996 as discussed above, (ii) a change in product mix within the commercial product group favoring lower margin component products and (iii) costs related to the preparation for a ramp-up of automotive component production expected to occur in the second half of fiscal 1997.

Product development and engineering expenses during the first six months of fiscal 1997 were $2.6 million, or 7.6% of net sales, compared to $2.5 million, or 7.4% of net sales, during the comparable period of the previous fiscal year.

Selling, general and administrative expenses in the first six months of fiscal 1997 totaled $4.3 million, or 12.3% of net sales, compared to $4.3 million, or 13.0% of net sales, during the comparable period of fiscal 1996. The decrease in selling, general and administrative expenses as a percentage of net sales is due to net sales increasing while expenses remained essentially the same from period to period.

Operating income for the period was $7.1 million, or 20.4% of net sales, compared to $6.7 million, or 20.3% of net sales, in the first six months of fiscal 1996. The improvement from fiscal 1996 was the result of the factors discussed above.

Other expenses, consisting primarily of interest expense, were $162,000 in the first six months of fiscal 1997 compared to $710,000 in the first six months of fiscal 1996. This decrease was the result of the continued reduction of long term debt.

Income tax expense during the first six months of fiscal 1997 was $2.4 million compared to $329,000 during the comparable period of fiscal 1996. Tax expense increased as a result of the Company having fully utilized its remaining net operating loss carryforwards during fiscal 1996. The Company expects to be on a fully taxed basis during all of fiscal 1997.

As a result of the factors discussed above, net earnings for the first six months of fiscal 1997 were $4.5 million versus $5.7 million in the first six months of fiscal 1996.

Liquidity and Capital Resources

As reflected in the Company's consolidated statements of cash flows, the Company generated approximately $6.3 million in cash from operations during the first six months of fiscal 1997. The largest single use of cash (approximately $3.4 million) was to retire the Company's outstanding debt.

The credit facility continues to provide a $10.5 million working capital line. Amounts drawn on the working capital line bear interest at one-half percentage point over the reference rate announced from time to time by the First National Bank of Chicago, Chicago, Illinois and matures on October 31, 1997. The credit facility expires October 31, 1997, but can be renewed for an additional one year period at the option of the Company. The credit facility contains certain affirmative and negative covenants which require the Company, among other things, to maintain minimum net worth, as defined, and to satisfy certain financial ratios. The covenants also restrict investments, capital expenditures and additional debt and prohibit payment of dividends. The Company has been in compliance with all debt covenants during fiscal 1997.

In fiscal 1997 the Company estimates capital expenditures will be approximately $3.0 million in the aggregate to support anticipated increases in demand for the Company's automotive products during fiscal 1998 and 1999. The Company also anticipates higher expenditures for federal income taxes in fiscal 1997 due to the Company's full utilization of its net operating loss carryforwards during fiscal 1996.

The Company presently anticipates that it will generate sufficient cash from operations to meet its obligations, including its capital requirements, for the foreseeable future. Any unanticipated expansion or contraction of its business or future acquisitions may require the Company to draw upon its working capital line or obtain other financing.


New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data. Early application of SFAS 128 is not permitted. The Company's adoption of the provisions of SFAS 128 will result in the dual presentation of basic and diluted earnings per share on the Company's income statement. Diluted earnings per share as calculated under SFAS 128 is not expected to materially differ from primary earnings per share amounts previously presented.



                         PART II.  -  OTHER INFORMATION


ITEM 5.   Other Information.

ITEM 6.   Exhibits and Reports on Form 8-K.

          None


                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                             Optek Technology, Inc.

           Date    May 23, 1997    By:  /s/ Thomas R.
              :                         Filesi
                                        Thomas R. Filesi
                                        President and
                                        CEO
                                        (Principal
                                        Executive
                                        Officer)

           Date    May 23, 1997    By:  /s/ William J.
              :                         Collinsworth
                                        William J.
                                        Collinsworth
                                        Vice President -
                                        Finance
                                        (Principal
                                        Financial
                                        Officer)