Form 10-K/A
period 1996-10-25
OPTEK TECHNOLOGY INC
filed 1997-05-29
CIK 804312

CONFORMED COPY
--------------------------------------------------------------------------
--------------------------------------------------------------------------

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A

Amendment No. 2 To
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

------------------------------------------------------------------------
Documents Incorporated by Reference

	Portions of the registrant's definitive proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on March 19, 1997 are incorporated by reference in Part III of this Form 10-K.
-------------------------------------------------------------------------
-------------------------------------------------------------------------

The following tables, which were incorporated by reference into Item 11 of the Company's Form 10-K for the fiscal year ended October 25, 1996, are amended in their entirety to read as follows:

Option Grants
--------------

	The following table contains information about stock options granted to the executive officers named in the preceding table during the fiscal year ended October 25, 1996:

                                                                       Potential
                                                                       Realizable
                                   Percentage                          Value At
                                   of Total                            Assumed Annual
                                   Options                             Rates of
                                   Granted                             Stock Price
                       Number of   to                                  Appreciation
                       Shares Un-  Employees                           for
                       derlying    In         Exercise     Expi-       Option
                       Options     Fiscal     Price        ration      Term
Name                   Granted     Year       ($/Share)    Date        5% ($)	  10% ($)
Thomas R. Filesi  	       10,000	   5.7%       $11.969   	 3/19/2006  	$75,272 	$190,755
William J. Collinsworth  	20,000  	11.5%       	$10.25   	10/21/2006 	$128,923	 $326,717
Richard G. Dahlberg       	8,000   	4.6%      	$11.969    	3/19/2006  	$60,218 	$152,604
Thomas S. Garrett         	8,000   	4.6%      	$11.969    	3/19/2006  	$60,218 	$152,604
Robert J. Kosobucki       	8,000   	4.6%      	$11.969    	3/19/2006  	$60,218 	$152,604

Option Exercises And Fiscal Year End Option Values
---------------------------------------------------

The following table reflects option exercises during the fiscal year ended October 25, 1996, the number of shares underlying both exercisable and unexercisable options as of the fiscal year end and the value of unexercised "in the money" options as of the fiscal year end:

                       	Acquired   	Value	    at Fiscal Year End 	At Fiscal Year End (2)
	                          on	     Realized   Exer-   	Exer-	     Exer-	     Exer-
Name	                   Exercise     	(1)    	cisable  cisable   	cisable   	cisable

Thomas R. Filesi        	100,000 	$1,168,500  	54,500 	130,000	   $444,590	  $1,186,560
William J. Collinsworth       	0          	0	       0	  20,000          	0 	 $   17,500
Richard G. Dahlberg      	36,223   	$299,621   	6,666  	47,333    	$33,830 	 $  345,223
Thomas S. Garrett        	46,666   	$551,125  	19,666  	44,667 	  $160,830    	$316,064
Robert J. Kosobucki       	3,333    	$35,705   	6,666  	28,000    	$33,830    	$114,413

(1)	For purposes of calculating the value realized, the Company has used the average of the bid and asked prices as reported by a market maker on the date of exercise through April 22, 1996 and the closing price as reported by Nasdaq as of October 25, 1996.

(2)	For purposes of calculating the value of unexercised "in the money"
options, the Company has used the closing price as reported by Nasdaq as of October 25, 1996.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A amending its annual report in Form 10-K to be signed on its behalf by the undersigned, thereunder duly authorized.

OPTEK TECHNOLOGY, INC.




By /s/ Thomas R. Filesi
------------------------------------------------
Thomas R. Filesi, President and Chief Executive Officer

Dated:  May 29, 1997