Form 10-Q/A
period 1997-04-02
OPTEK TECHNOLOGY INC
filed 1997-05-29
CIK 804312

FORM 10-Q/A
Amendment No. 1 To
Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:	May 2, 1997
Commission File Number:	0-16304

OPTEK TECHNOLOGY, INC.
-----------------------------------------------------------
(Exact name of registrant as specified in its charter)


State of Delaware
------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)


75-1962405
------------------------------------------------------------
(I.R.S. Employer Identification No.)


1215 West Crosby Road       Carrollton, Texas            75006
---------------------------------------------------------------
(Address of principle executive offices)              (Zip Code)


(972)  323-2200
--------------------------------------------------------------
(Registrant's telephone number, including area code)

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

The Company's Form 10-Q for the period ended May 2, 1997 is amended to add "Item 4" as follows:


ITEM 4.	Submission of Matters to a Vote of Security-Holders.

The annual meeting of Stockholders of Optek Technology, Inc. was held on March 19, 1997, at which time the stockholders were asked to vote upon election of Directors and approval of the Optek Technology, Inc. Directors' Formula Compensation Plan (the "Plan").

All Directors of the Company were reelected. The votes cast in such election were tabulated as follows:


Nominess               	For	       Votes Withheld
Grant A. Dove	        2,584,469          	8,206
Thomas R. Filesi     	2,584,369          	8,306
Rodes Ennis          	2,584,569          	8,106
Michael E. Cahr      	2,559,202	         33,473
William H. Daughtrey	 2,584,169          	8,506
Wayne Stevenson	      2,584,569          	8,106

The votes to approve the Plan were tabulated as follows:

For         	Against	      Abstain   	Brokers Non-Vote
2,304,566   	153,223       	28,002     	106,884

ITEM 6.	Exhibits and Reports on Form 10-QExhibits:

10.68	 Directors' Formula Compensation Plan

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A amending its quarterly report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.

Date:May 29, 1997
------------------     By:Optek Technology, Inc.
                          /s/ Thomas R. Filesi
                          ------------------------------
                          Thomas R. Filesi
                          President and CEO
                          (Principal Executive Officer)

Date:May 29, 1997
------------------        By:/s/ William J. Collinsworth
                             -----------------------------
                             William J. Collinsworth
                             Vice President - Finance
                             (Principal Financial Officer)