Form 10-Q
period 1997-08-01
OPTEK TECHNOLOGY INC
filed 1997-09-04
CIK 804312

CONFORMED COPY
                                                               FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                  Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                     For Quarter Ended:   August 1, 1997
                      Commission File Number:    0-16304

                             OPTEK TECHNOLOGY, INC.
      ------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                               State of Delaware
      ------------------------------------------------------------
     (State or other jurisdiction of incorporation or organization)


                                  75-1962405
      ------------------------------------------------------------
                  (I.R.S. Employer Identification No.)


         1215 West Crosby Road    Carrollton, Texas        75006
      ------------------------------------------------------------
       (Address of principal executive offices)        (Zip Code)

                         (972)  323-2200
      ------------------------------------------------------------
        (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 x
              ------     ------
                Yes        No

      Number of common shares outstanding as of August 1, 1997:
                    4,088,387 par value $.01 per share

                PART I  -  FINANCIAL INFORMATION

   Item 1. Financial Statements.

           Consolidated Balance Sheets as of August 1, 1997 and October 25, 1996.

           Consolidated Statements of Income for the Three
           Months and Nine Months Ended August 1, 1997 and
           July 26, 1996.

           Consolidated Statements of Cash Flows for the Nine
           Months Ended August 1, 1997 and July 26, 1996.


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

  Item 6.   Exhibits and Reports on Form 8-K.

                                                            FORM 10-Q
                                                               PART I

                        OPTEK TECHNOLOGY, INC.
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
            (in thousands except share and per share data)


                                         August 1, 1997    October 25, 1996
ASSETS
Current assets:
    Cash                                      $ 5,907            $     121
    Accounts receivable, net of
      allowance for doubtful
      accounts and customer returns of
      $1,560 in 1997 and $1,095 in 1996         6,935                7,288
    Inventories (note 3)                        6,410                6,007
    Deferred income taxes                       1,142                1,142
    Prepaid expenses                               42                   82
                                             --------             --------
        Total current assets                   20,436               14,640

    Property, plant and equipment, net         10,242               11,150
    Other assets                                   80                   96
                                              -------             --------
                                              $30,758              $25,886

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                          $ 1,889              $ 2,637
    Accrued expenses                            6,383                5,345
                                              -------              -------
        Total current liabilities               8,272                7,982

    Long-term debt                                  1                3,428
    Other liabilities                              98                  100
    Deferred income taxes                         309                  309

    Stockholders' equity:
      Preferred stock, $.01 par value;
        authorized 1,000,000 shares; none
        issued                                      -                    -
      Common stock, $.01 par value; authorized
        12,000,000 shares; issued and outstand-
        ing 4,088,387 shares in 1997 and
        3,912,915 shares in 1996                   41                   39
      Additional paid-in-capital               13,707               13,373
      Retained earnings                         8,330                  655
                                              -------              -------
         Total stockholders' equity            22,078               14,067
                                              -------              -------
                                              $30,758              $25,886
                                             ========              =======

          See accompanying notes to consolidated financial statements.

                                                                FORM 10-Q
                                                                   PART I

                           OPTEK TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
               (in thousands except share and per share data)

                                                 THREE MONTHS ENDED
                                         August 1, 1997       July 26, 1996

  Net sales                                   $ 18,763             $16,834

  Costs and expenses:
    Cost of sales                               10,522               9,464
    Product development expenses                   215                 464
    Engineering expenses                           990                 822
    Selling expenses                             1,310               1,184
    General and administrative expenses            958                 685
                                               -------             -------
       Total costs and expenses                 13,995              12,619
                                               -------             -------
       Operating income                          4,768               4,215

  Other (income) expense, net:
    Interest (income) expense, net                 (54)                267
    Other (income) expense, net                    (14)                 29
                                               -------             -------
       Total other (income) expense, net           (68)                296
                                               -------             -------
       Earnings before income taxes              4,836               3,919

    Income tax expense                           1,692                 352
                                               -------             -------
       Net earnings                            $ 3,144             $ 3,567
                                               =======             =======
    Earnings per common and common equiv-
      alent share (note 5)                     $  0.41             $  0.46
                                               =======             =======

    Weighted average common and common
      equivalent shares                      7,694,874           7,753,359

         See accompanying notes to consolidated financial statements.

                                                                 FORM 10-Q
                                                                    PART I

                           OPTEK TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
              (in thousands except share and per share data)

                                                   NINE MONTHS ENDED
                                             August 1, 1997     July 26, 1996
    Net sales                                     $53,703         $49,925

    Costs and expenses:
      Cost of sales                                31,371          29,108
      Product development expenses                    875           1,006
      Engineering expenses                          2,977           2,730
      Selling expenses                              3,900           3,821
      General and administrative expenses           2,680           2,342
                                                  -------         -------
         Total costs and expenses                  41,803          39,007
                                                  -------         -------
         Operating income                          11,900          10,918

    Other (income) expense, net:
      Interest expense, net                            27           1,124
      Other (income) expense, net                      67            (118)
                                                  -------         -------
         Total other (income) expense, net             94           1,006
                                                  -------         -------
         Earnings before income taxes              11,806           9,912

    Income tax expense                              4,131             681
                                                  -------         -------
         Net earnings                             $ 7,675         $ 9,231
                                                  =======         =======
    Earnings per common and common
      equivalent share (note 5)                  $  1.01         $  1.21
                                                  =======         =======
    Weighted average common and common
      equivalent shares                         7,624,011       7,625,909
                                                =========       =========

         See accompanying notes to consolidated financial statements.

                                                                  FORM 10-Q
                                                                     PART I

                            OPTEK TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)

                                                     NINE MONTHS ENDED
                                            August 1, 1997     July 26, 1996
Cash flows from operating activities:
  Net earnings                                  $ 7,675           $ 9,231
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization                 1,614             2,251
    Gain on sale of property, plant
      and equipment                                (214)                -
    Changes in assets and liabilities:
      Accounts receivable                           353               332
      Inventories                                  (403)             (323)
      Prepaid expenses and other assets              56                29
      Accounts payable, accrued expenses
        and other liabilities                       288            (1,070)
                                                -------           -------
          Net cash provided by operating
            activities                            9,369            10,450

  Cash flows from investing activities:
    Purchase of property,plant and equipment       (706)           (1,111)
    Proceeds from sale of property, plant
      and equipment                                 214                 -
                                                -------           -------
          Net cash used in investing
           activities                              (492)           (1,111)

  Cash flows from financing activities:
    Net repayment under long-term bank debt      (3,427)           (9,643)
    Net proceeds from exercise of stock
      options and warrants                          336               334
          Net cash used in financing            -------           -------
           activities                            (3,091)           (9,309)

    Net increase in cash                          5,786                30
    Cash at beginning of period                     121                61
                                                -------           -------
    Cash at end of period                       $ 5,907           $    91
                                                =======           =======

    Interest payments                           $   154           $ 1,562
                                                =======           =======

    Income tax payments                         $ 3,308           $   605
                                                =======           =======

         See accompanying notes to consolidated financial statements.

                                                                FORM 10-Q
                                                                   PART I

                        OPTEK TECHNOLOGY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              August 1, 1997

NOTE 1

The consolidated financial statements of Optek Technology, Inc.
(the "Company") are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 25, 1996. The results of operations for the nine months ended August 1, 1997 are not necessarily indicative of the results for the entire fiscal year ending October 31, 1997.

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

The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 has not had a material impact on the Company's financial position or results of operations.

NOTE 3

The components of inventories in thousands of dollars are as follows:

                                   August 1, 1997     October 26, 1996
Finished goods                       $1,524              $1,109
Work-in-process                       3,592               3,323
Raw materials                         3,335               3,381
Reserves for excess and
  obsolete inventory                 (2,041)             (1,806)
                                     -------             -------
                                     $6,410              $6,007
                                     =======             =======

NOTE 4

The registrant has no material pending legal proceedings.

NOTE 5

Earnings per common and common equivalent share is based on the weighted average number of shares and, when dilutive, equivalent shares outstanding during each of the periods presented. Primary earnings per share and fully diluted earnings per share were substantially the same for the third quarter of fiscal 1997 and fiscal 1996. The calculation of net earnings per share in fiscal 1997 and fiscal 1996 uses the modified treasury stock method.

NOTE 6

Certain amounts in the fiscal 1996 consolidated financial statements have been reclassified to conform with the current year's presentation.

NOTE 7

Other notes have been omitted pursuant to Rule 10-01 (a)(5) of Regulation S-X.

ITEM 2.

Management's Discussion and Analysis of Financial Conditions and
Results of Operations.

Results of Operations

Third Quarter Ended August 1, 1997 Compared to Third Quarter July 26, 1996

Net sales for the third quarter of fiscal 1997 were $18.8 million, up 11.5% compared to net sales of $16.8 million for the comparable period of fiscal 1996. The increase was the result of higher sales volume in all product lines with automotive net sales up $1.4 million or 43.1%, high reliability (aerospace/defense) up $304,000 or 22.2%, and commercial (office equipment, industrial, medical and communications) up $213,000 or 1.8%.

Cost of sales was $10.5 million, or 56.1% of net sales, in the third quarter of fiscal 1997 compared to $9.5 million, or 56.2% of net sales, during the comparable period of fiscal 1996. Higher gross margins resulting from the increase in net sales was partially off-set by an increase in certain manufacturing costs related to preparation for the automotive ramp-up planned for the second half of the year. This resulted in cost of sales as a percentage of net sales remaining constant between the comparable periods of fiscal 1997 and fiscal 1996.

Product development and engineering expenses during the third quarter of fiscal 1997 were $1.2 million, or 6.4% of net sales, compared to $1.3 million, or 7.6% of net sales, during the third quarter of 1996. Although expenses were essentially the same, the percentage to net sales was lower due to the increase in net sales.

Selling, general and administrative expenses for the third quarter of fiscal 1997 were $2.3 million, or 12.1% of net sales. This compares to $1.9 million, or 11.1% of net sales, during the third quarter of fiscal 1996. The increase in expenses is attributable to increased volume and certain charges related to prepration for anticipated growth in net sales.

Operating income for the third quarter of fiscal 1997 was $4.8 million, or 25.4% of net sales, compared to $4.2 million, or 25.0% of net sales, for the third quarter of fiscal 1996. The improvement from fiscal 1996 was a result of the factors discussed above. The Company is experiencing increasing pressure from OEMs to reduce costs. The Company believes that its ability to remain competitive and maintain its profit margins at current levels will depend on its ability to develop new products, to work with its customers to reduce costs on existing products and to continue controlling its own operating expenses.

Other income was $68,000 in the third quarter of fiscal 1997 compared to other expense of $296,000 in the third quarter of fiscal 1996. This change was primarily due to lower interest expense resulting from repaying the balance of long term debt during the second quarter of fiscal 1997 and the investment of excess cash in overnight deposits beginning late in the second quarter of fiscal 1997.

Income tax expense during the third quarter of fiscal 1997 was $1.7 million compared to $352,000 during the same period of fiscal 1996. Tax expense increased due to the Company having fully utilized its remaining net operating loss carryforwards during the fourth quarter of fiscal 1996. The Company expects to be on a fully taxed basis during all of fiscal 1997.

As a result of the factors discussed above, net earnings for the third quarter of fiscal 1997 were $3.1 million compared to $3.6 million in the third quarter of fiscal 1996.

Nine Months Ended August 1, 1997 Compared to Nine Months Ended July 26, 1996

Net sales for the first nine months of fiscal 1997 were $53.7 million, up 7.6% compared to net sales of $49.9 million for the first nine months of fiscal 1996. This increase was the result of higher sales volume in automotive products, in which net sales increased $3.2 million or 35.0% over the prior year period, and commercial products (office equipment, industrial, medical and communications), in which net sales increased $673,000 or 1.9% over the prior year period. High reliability (aerospace/defense) was essentially flat compared to the prior year period.

Cost of sales was $31.4 million, or 58.4% of net sales, in the first nine months of fiscal 1997 compared to $29.1 million, or 58.3% of net sales, during the comparable period of fiscal 1996. Higher gross margins resulting from the increase in net sales was offset by an increase in certain manufacturing costs related to preparation for the automotive ramp-up planned for the second half of the year. This resulted in cost of sales as a percentage of net sales remaining constant between the comparable periods of fiscal 1997 and fiscal 1996.

Product development and engineering expenses during the first nine months of fiscal 1997 were $3.9 million, or 7.2% of net sales, compared to $3.7 million, or 7.5% of net sales, during the comparable period of the previous fiscal year. Although expenses were up slightly, the percentage of net sales was lower due to the increase in net sales.

Selling, general and administrative expenses in the first nine months of fiscal 1997 totaled $6.6 million, or 12.3% of net sales, compared to $6.2 million, or 12.3% of net sales, during the comparable period of fiscal 1996.

Operating income for the nine month period was $11.9 million, or 22.2% of net sales, compared to $10.9 million, or 21.9% of net sales, in the first nine months of fiscal 1996. The improvement from fiscal 1996 was the result of the factors discussed above. The Company is exper-iencing increasing pressure from OEMs to reduce costs. The Company believes that its ability to remain competitive and maintain its profit margins at current levels will depend on its ability to develop new products, to work with its customers to reduce costs on existing products and to continue controlling its own operating expense.

Other expenses, consisting primarily of interest expense, were $94,000 in the first nine months of fiscal 1997 compared to $1.0 million in the first nine months of fiscal 1996. This change was primarily due to lower interest expense resulting from repaying the balance of long-term debt during the second quarter of fiscal 1997 and the investment of excess cash in overnight deposits beginning late in the second quarter of fiscal 1997.

Income tax expense during the first nine months of fiscal 1997 was $4.1 million compared to $681,000 during the comparable period of fiscal 1996. Tax expense increased as a result of the Company having fully utilized its remaining net operating loss carryforwards during the fourth quarter of fiscal 1996. The Company expects to be on a fully taxed basis during all of fiscal 1997.

As a result of the factors discussed above, net earnings for the first nine months of fiscal 1997 were $7.7 million versus $9.2 million in the first nine months of fiscal 1996.

Liquidity and Capital Resources
-------------------------------

As reflected in the Company's consolidated statements of cash flows, the Company generated approximately $9.4 million in cash from operations during the first nine months of fiscal 1997. The largest uses of cash during this period were to retire the Company's outstand-ing debt during the second quarter of fiscal 1997 (approximately $3.4 million) and the payment of estimated federal income taxes (approximately $3.3 million).

In the second quarter of fiscal 1997, the Company completely repaid amounts outstanding under its credit agreement with First Source.
The credit facility continues to provide a $10.5 million working capital line. Amounts drawn on the working capital line bear interest at one-half percentage point over the reference rate announced from time to time by the First National Bank of Chicago, Chicago, Illinois and matures on October 31, 1997. The credit facility can be renewed for an additional one year period at the option of the Company. The credit facility and warrants to purchase common stock issued to First Source include covenants which restrict investments, capital expenditures, additional debt and prohibit payment of dividends. The credit facility also contains certain positive and negative covenants which require the Company, among other things, to maintain minimum net worth, as defined, and to satisfy certain financial ratios. The Company has been in compliance with all covenants during fiscal 1997.

For the next three years, the Company estimates capital expenditures will be approximately $3.0 to $4.0 million annually to support anticipated increases in demand for the Company's products.

The Company presently anticipates that it will generate sufficient cash from operations to meet its obligations, including its capital require-ments, for the foreseeable future. Any unanticipated expansion or contraction of its business or future acquisitions may require the Company to draw upon its working capital line or obtain other financing.

New Accounting Standards
------------------------

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 and SFAS 131 are effective for financial statements issued for periods beginning after December 15, 1997. The Company does not expect these standards to have a significant impact on the consolidated financial statements.


                PART II. - OTHER INFORMATION

None

                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Optek Technology, Inc.

Date:    September 3, 1997         By:  /s/  Thomas R. Filesi
     --------------------------       -----------------------------
                                      Thomas R. Filesi
                                      President and CEO
                                      (Principal Executive Officer)

Date:   September 3, 1997          By:  /s/ William J. Collinsworth
     --------------------------       -----------------------------
                                      William J. Collinsworth
                                      Vice President - Finance and CFO
                                      (Principal Financial Officer)