Form 10-K
period 1997-10-31
OPTEK TECHNOLOGY INC
filed 1998-01-30
CIK 804312

CONFORMED COPY




SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 1997 Commission File Number
0-16304

Optek Technology, Inc.
(Exact name of registrant as specified in its charter)


Delaware  75-1962405
(State or other jurisdiction (I.R.S. Employer of incorporation or organization) Identification No.)

1215 West Crosby Road, Carrollton, Texas     75006
(Address of principal executive offices)     (Zip Code)

Registrant s telephone number, including area code:  (972)
323-2200
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  ( X )    No (    )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this
Form 10-K. (   )

The aggregate market value of the registrant s voting stock held by non-affiliates as of October 31, 1997 was: $67,909,282 (* see note on index page).

The number of shares outstanding of each class of registrant s common stock as of October 31, 1997 was:  Common Stock, par value
$0.01 per share, 4,259,534 shares.
___________________

Documents Incorporated by Reference

Portions of the registrant s definitive proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on March 17, 1998 are incorporated by reference in Part III of this Form 10-K.



PAGE

OPTEK TECHNOLOGY, INC.
ANNUAL REPORT ON FORM 10-K

INDEX

Securities and Exchange Commission
 Item Number and Description                           Page

PART I

ITEM 1.   Business ................................... 1
ITEM 2.   Properties..................................  6
ITEM 3.   Legal Proceedings .........................       7
ITEM 4.   Submission of Matters to a Vote of Security Holders
7

PART II

ITEM 5.   Market for Registrant s Common Equity and Related
          Stockholder Matters ........................ 7
ITEM 6.   Selected Financial Data .................... 8
ITEM 7.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations ............  9
ITEM 8.   Financial Statements and Supplemental Data .....  11
ITEM 9.   Changes in and Disagreements on Accounting and
          Financial Disclosure ..........................   11

PART III

ITEM 10.  Directors and Executive Officers of the Registrant
11
ITEM 11.  Executive Compensation ........................   12
ITEM 12.  Security Ownership of Certain Beneficial Owners
          and Management .................................. 12
ITEM 13.  Certain Relationships and Related Transactions .. 12

PART IV AND SIGNATURES

ITEM 14.  Exhibits, Financial Statements and Financial Statement
          Schedules and Reports on Form 8-K  ............

INDEPENDENT AUDITORS  REPORT .............................  F-1
SIGNATURES

     * The figure indicated on the cover page as to the aggregate market value of shares of the registrant s voting stock held by nonaffiliates represents the registrant s best good faith estimate for purposes of this annual report on Form 10-K. The aggregate market value indicated is based upon the closing price of the registrant s common stock as reported by the Nasdaq National Market System as of October 31, 1997. Shares held by non-affiliates were calculated by reducing total outstanding shares by outstanding shares beneficially owned by executive officers and Directors of the registrant or by any stockholder beneficially owning more than 10% of registrants common stock, as incorporated herein under the heading Security Ownership of Certain Beneficial Owners and Management, who were considered for purposes of this disclosure to be affiliates.
PAGE

PART I

ITEM 1.  Business.

Cautionary Statement Regarding Forward-Looking Information

     Certain statements contained in this report, such as those concerning the Company's business strategy, the expected future demand for sensor products, capital requirements and other statements regarding matters that are not historical facts are forward looking-statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Introduction

     Optek Technology, Inc. ("Optek" or the "Company") is a leading designer and manufacturer of electronic sensor components and assemblies that detect motion and position for a broad range of applications. Because optoelectronic and magnetic sensors operate without physical contact, they are generally capable of more accurate, reliable and sensitive measurement than standard mechanical or electromechanical devices. These characteristics, combined with increased speed, durability and compactness, have prompted the substitution of optoelectronic and magnetic sensors for mechanical and electromechanical switches in many instances.


     The Company utilizes optoelectronic and magnetic field sensing technologies to target customized, non-standard applications that require specialized engineering and manufacturing expertise. The Company applies its engineering and manufacturing expertise to the design and manufacture of components and assemblies which meet the physical and technical requirements demanded for the intended use by the customer. This application-based design requires the integration of mechanical, electrical and optical or magnetic sensing technologies. The Company sells its products for end use by original equipment manufacturers (OEMs) in the office equipment, automotive, industrial, aerospace/defense, medical and communications markets. The Company believes that in many cases it is the sole source supplier for specific components and assemblies necessary for its customers' applications.

     Prior to fiscal 1992, the Company's sales to the automotive market were not significant (less than 2% of net sales in fiscal
1991). In fiscal 1992, the Company began production and sale of magnetic field sensors for automotive applications and continued efforts to identify additional applications. As a result of this strategic pursuit of the automotive market, by fiscal 1997 automotive sales represented approximately 25% of net sales. Because of the Company's engineering and manufacturing expertise and customer relationships, the Company has been awarded several additional long-term automotive programs.

     The Company's manufacturing operations are vertically integrated with facilities located in Carrollton, Texas and Juarez, Mexico. A substantial majority of the Company's products are assembled in facilities operated by the Company in Juarez, Mexico. The Company markets its products through its own technical sales staff, independent sales representatives and independent stocking distributors.
PAGE

Products and Technology

Optoelectronic Products.

     The largest portion of the Companys current business is the design, manufacture and sale of custom devices which use optoelectronic technology to satisfy customers sensing application requirements in all of its major markets. Optoelectronic technology uses light to measure or sense position or motion. A familiar example of the use of this technology is its application in certain security systems which emit a beam of light which is received by a sensor. The interruption of this beam causes an electrical response in the sensor which activates the alarm. These principles may be applied using either visible or nonvisible (e.g., infrared) light as a means of sensing motion, speed or position. The optoelectronic products made by Optek primarily use infrared light.

     Optek's optoelectronic products consist of: (i) infrared light emitting and light sensing semiconductor chips; (ii) discrete components, which are plastic or metal packages housing the light emitting or light sensing chips described above; (iii) assemblies, which combine the light emitting and light sensing discrete components in a single package to meet various electrical and/or mechanical specifications; generally, it is assemblies which are sold by Optek to its customers for use in their products; and (iv) fiber optic products, which use light emitting and light sensing technologies to transmit and receive light signals for data transmission through fiber.

     The following paragraphs describe these optoelectronic devices and their basic principles of operation.

     Semiconductor Chips. Light emitting and light sensing semiconductor chips are the basic elements in Optek s optoelectronic product range. A light emitting diode (LED) chip emits light as the result of the application of direct current at a low voltage. Such chips can be made to produce light in a wide range of wavelengths extending from the near ultraviolet to the far infrared. Optek manufactures its own light emitting chips from gallium arsenide and gallium aluminum arsenide wafers using standard semiconductor manufacturing techniques.

     Light sensors are semiconductor chips which are capable of converting light into electrical signals; thus, they can be used to sense and relay the signal produced from a light emitting chip. Optek produces light sensitive chips from polished silicon slices using standard silicon semiconductor manufacturing processes. Optek s light sensing chips have varying speed and sensitivity. Some chips incorporate transistors as an integral part of the chip, thus providing in a single unit the ability to detect the light and amplify the signal received. The Company uses a substantial portion of the semiconductor chips it manufactures in its discrete components. On occasion, however, the Company does design and manufacture custom semiconductor chips for specific customer applications.

     Most of the light sensing chips manufactured by Optek produce an analog output which must be processed before it can be communicated to a digital device. The Company has also developed a family of light sensing integrated circuits which produce a digital output. The versatility of the chip s output geometry allows it to drive multiple outputs, resulting in savings to the customer in system processing circuitry. A chip has also been developed with increased sensitivity, low level input detection and on-chip voltage regulation which enables the chip to function under fluctuating power conditions. The former characteristic is particularly useful in fiber optics where the signal transmitted may be a very low-level signal. The latter characteristic finds a wide range of applications, for example, with battery powered devices or under conditions of heavy electrical interference.

     Discrete Components. Discrete components incorporate the Company's LED or sensor chips in either plastic or metal packages which protect the chip and allow light to pass to or from the chip. These components form an integral part of the assemblies manufactured by Optek. In manufacturing discrete components, LED or sensor chips are mounted on lead frames or headers, a wire is bonded from the chip to the lead, and the device is housed in a plastic or metal package. While most of Optek s discrete components are used in its own assembly manufacturing operations, the Company also manufactures and sells discrete components to OEMs which integrate them into their own products and through independent distributors, especially in foreign markets.

     Assemblies. Most of Optek s business is directed to the production of complete assemblies which are ready to plug into the customer s equipment.

     Generally, discrete LED and sensor components are used in combination with one another in interruptive or reflective assemblies. Each of these assemblies includes a discrete emitter, a light transmission path and a discrete sensor. The sensing occurs when an object interrupts the light transmission path from emitter to sensor or reflects the emitted light back to the sensor.

     Optek also manufactures various types of detector assemblies and displays which are used in aerospace/defense applications. These assemblies and displays often require custom sensor or LED chips which are incorporated in physical packaging capable of withstanding rigorous environmental conditions of temperature, acceleration, or mechanical shock.

     Optoelectronic LED s and sensors can also be used to isolate electrical noise or high voltage from an electrical circuit.
These devices are used to protect computers and other sensitive circuits from potentially damaging electrical surges or electrical noise.

     Fiber Optic Products. As a complement to its other optoelectronic devices, Optek manufactures fiber optic LED s and sensors. Optek uses its LED and sensor technology to provide the light signal and receiver products for data transmission through fiber. These products allow electronic equipment, such as energy management systems, computers and even telephones, to communicate over thin lightweight cables of glass or plastic fiber.

Magnetic Sensors.

     During fiscal 1992, Optek began production of Hall Effect (magnetic field sensing) devices which sense physical events by reacting to changes in magnetic fields. Since magnetic fields are relatively unaffected by the cleanliness of the environment, Hall Effect devices can be used in environments in which a clear optical path is inhibited. For example, Hall Effect devices sense rotation of gears in automobiles for various applications where the presence of dirt and oil would make the application of optoelectronic technology impractical. The first practical application of this technology by Optek has been the production of crankshaft and camshaft sensors used in conjunction with ignition systems on automobiles.

     The Company continues to explore additional opportunities in which Hall Effect devices can efficiently address customers requirements. For example, the Company produces a Hall Effect sensor used in an automotive theft deterrent system. Because of the presence of oil and dirt characteristic of automotive applications, magnetic sensing devices are particularly useful, and the Company has sought to expand upon the expertise and familiarity gained through its initial automotive programs to identify and participate in additional sensor programs.

     Prior to fiscal 1992, the Company's sales to the automotive market were not significant (less than 2% of net sales in fiscal
1991). In fiscal 1992, the Company began production and sale of magnetic field sensors for automotive applications and continued efforts to identify additional applications. As a result of this strategic pursuit of the automotive market, by fiscal 1997 automotive sales represented approximately 25% of net sales. Because of the Company's engineering and manufacturing expertise and customer relationships, the Company has been awarded several additional long-term automotive programs. Sensor components and assemblies are being used increasingly by the automotive industry to improve emission control, fuel economy, safety and performance, while reducing warranty costs. As a result of this demand and the Company's strategy to capitalize on trends in the automotive industry, including single sourcing, the Company believes that the automotive market represents its most significant opportunity for growth.


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

PAGE

Marketing and Sales

     Optek sells its products through its own technical sales staff, independent sales representatives, and independent stocking distributors. At October 31, 1997, Optek employed eight technical sales people who operate out of the Company s offices in Carrollton, Texas and three technical sales people operating out of offices in Western Europe. Optek also uses 20 independent sales representatives and 42 stocking distributors, both domestically and internationally.

     An initial customer contact is usually made by either a member of Optek s technical sales staff, a sales representative or a distributor for the geographic area. During this contact, the representative determines if custom optoelectronic or magnetic components or assemblies could perform the specific functions desired by the customer. Typically, the customer either provides a detailed specification of its requirements or is assisted by Optek s engineering and technical sales staff in the development of specifications. Optek then develops a technical proposal, incorporating preliminary design concepts, and submits the technical proposal to the customer. The technical proposal typically includes pricing terms, which usually include a one-time tooling charge and a unit price for the product over a specified period based on an estimated production volume.

     Frequently, especially in automotive applications, the Company's products continue through development, testing and qualification phases which involve all aspects of the Company's engineering and manufacturing expertise.

     The marketing and development process can range from four months to three years or more from initial customer contact to purchase order, depending on the complexity of the customer s requirements. Automotive applications tend to have a longer development cycle, typically exceeding three years. Once a product is qualified, subsequent production releases typically require lead times of six or more weeks.

     Many products sold by the Company are application specific and, therefore, have life cycles generally ranging from three to
fifteen years.   For example, many products sold to the
automotive industry are model, engine or system specific. As described above, lengthy product development cycles requiring substantial design and qualification are customary in the sourcing decisions of OEMs. Therefore, the primary focus of the Company's sales effort is to develop applications designed into the products of OEMs during development.

Engineering and Development

     A significant portion of the Company's design and application expertise is devoted to developing products to perform specific applications identified with OEMs. Therefore, the Companys efforts have been primarily directed toward enhancing the functions of its existing product base to permit a wider range of applications and to identification of new applications.

     Based upon the Company s expertise and knowledge of the optoelectronics industry, the Company does not believe any patents currently govern the basic optoelectronics technology used by the Company. As a result, development of new applications for this technology has proceeded without the impediment of obtaining licenses for the underlying technology. Further, the Company believes that companies desiring to enter the optoelectronics industry may do so without obtaining licenses or permits relating to the use of such technology and that competition is not impeded by such constraints. However, Optek has sought to protect confidential information which is used in the Company s operations by restricting its employees from using, disseminating or disclosing confidential information not generally known in the industry.

     The Company s engineering expertise in sensor technologies has likewise facilitated its identification of potential applications for magnetic sensors. Because of the relative newness of some of these applications, the Company has sought and, in some cases, obtained patent protection for these applications. However, Optek cannot currently predict whether additional new applications will qualify for patent registration.

     In order to expand the range of applications which can be addressed with magnetic sensor devices, the Company has identified magnetoresistive technology as one alternative for new magnetic sensor designs. Magnetoresistive technology has the advantage of demonstrating a good signal to noise ratio, and is able to detect very slow motion which is required in certain applications. Motion and position sensors for electronic ignition systems in automobiles are applications for magnetoresistive sensors for which the Company has been awarded additional programs by an automotive OEM.

     In addition, in order to address certain fiber optic applications requiring higher data transmission speeds, the Company has applied a portion of its research activities in recent years to the development of higher speed fiber optic LEDs, sensors, and transceivers.

     During the past three fiscal years, the Company s product development and engineering expenses have ranged between 6% and 7% of net sales, not including a portion of which has been funded by customers. Future developments may require the Company to allocate increased resources to advances in optoelectronic and magnetic sensor technologies. However, no assurance can be given that the Company will be successful in further expanding these technologies.

Manufacturing

     The Company utilizes a vertically integrated manufacturing structure to develop new products and to more effectively compete. Integrated capabilities enable the
Company to exercise better control through all manufacturng cycles and to effectively respond to customer requests for development of new products and design changes to existing products. The Company's manufacturing capabilities allow the Company to produce sensor and LED semiconductor chips, tools and plastic molds, plastic assemblies, discrete, assembly, hybrid and high reliability components, printed circuit boards and wire and cable assemblies.

     The principal raw materials used by the Company in the manufacture of its semiconductor chips, components and assemblies are silicon wafers, gallium wafers, certain chemicals and gases used in processing wafers, gold wire, copper lead frames, metal and plastic for packages that house the chip and the various custom assemblies, and magnets used in certain magnetic sensor applications. All of these raw materials can be obtained from several suppliers. From time to time, particularly during periods of increased industry-wide demand, silicon wafers and
other materials have been in short supply.   As is typical in the
industry, the Company allows for a significant lead-time between order and delivery of raw materials. Presently, the Company uses sole sources for its requirements of some of the materials used in its manufacturing operations, which could adversely affect the Company if any such source failed to deliver for any reason. The Company is currently identifying and qualifying additional sources for these materials.

     Over eighty percent of the Company s components and assemblies are produced in facilities operated by the Company in Juarez, Mexico. Mexico has enacted legislation to promote the use of such manufacturing operations by foreign companies and continuation of these operations depends upon: compliance with applicable laws and regulations of the United States and Mexico; the availability of less expensive labor; and the continuation of favorable exchange rates. These operations are authorized to operate as Maquiladoras by the Ministry of Commerce and Industrial Development of Mexico. Maquiladora status allows the Company to wholly own its Mexican subsidiaries and to import items into Mexico duty free, provided that such items, after processing, are re-exported from Mexico within six months. Maquiladora status, which must be renewed every two years, is subject to various restrictions and requirements, including: compliance with the terms of the Maquiladora program; proper utilization of imported materials; hiring and training of Mexican personnel; compliance with tax, labor, exchange control and notice provisions and regulations; and compliance with locational constraints.

     Although assembly operations in Mexico continue to be less expensive than comparable operations in the United States, in recent years many companies have established Maquiladora operations in the Juarez area to take advantage of lower labor costs. Increasing demand for labor, particularly skilled labor and professionals, from new and existing Maquiladora operations could result in increased labor costs. The Company may be required to make additional investments in automated equipment to partially offset increased labor costs.

     The loss of Maquiladora status, the inability to recruit, hire and retain qualified employees, a significant increase in labor costs, unfavorable exchange rates or interruptions in the trade relations between the United States and Mexico could have a material adverse effect on the Company.

Customers

     In fiscal 1997, Optek s ten largest customers accounted for approximately 63% of net sales. Three customers, Strattec Security Corporation, General Motors Corporation and Pitney Bowes, Inc., made purchases which accounted for 13%, 13% and 10%, respectively, of the Company s net sales during fiscal 1997.

     The automotive industry, which accounted for approximately 25% of the Company s net sales during fiscal 1997, represents the fastest area of growth for the Company. The automotive industry is cyclical due to general economic conditions, the level of interest rates, consumer confidence, patterns of consumer spending and the automobile replacement cycle, all of which are beyond the control of the Company. In addition, the Company s customers in the automotive industry are highly unionized and have in the past experienced labor disruptions. Accordingly, automotive production may not increase or may decline in the future. A significant reduction or prolonged interruption in automotive production could have a material adverse effect on the Company.

     Optek s customers normally purchase the Company s products and incorporate them in products that they in turn sell into their own markets on an ongoing basis. As a result, Optek s sales are dependent upon the success of its customers products, and its future performance is dependent upon its success in finding new customers and receiving new orders from existing customers.

     During fiscal 1997, foreign sales accounted for approximately $17.4 million, or approximately 23% of net sales, as compared to $18.9 million, or approximately 28% of net sales for fiscal 1996, and $16.9 million, or approximately 27% of net sales during fiscal 1995.

Backlog

     Opteks order backlog was approximately $23.9 million at October 31, 1997 compared with a backlog of approximately $18.4 million at October 25, 1996 and approximately $23.2 million at October 27, 1995. The Company s backlog is comprised of orders which customers have released and scheduled for delivery within one year. Sales orders are typically made on the Company s standard form, which permits the customer to cancel the order in whole or in part. By industry practice, orders may be canceled or modified at any time, with the customer being responsible for all finished goods, all costs, direct and indirect, incurred by the Company and a reasonable allowance for anticipated profits. No assurance can be given that such amounts will be received by the Company after cancellation.

Competition

     The Company competes with a range of companies for the custom optoelectronic and magnetic sensor requirements of OEMs producing office equipment, automotive products, industrial products, specialized aerospace/defense and medical applications and communications equipment. Certain of its competitors are companies which are larger, more diversified and have greater financial resources than the Company. The Company believes that its principal competitor for sales of custom sensor components and assemblies is Honeywell, Inc. Competition in the sensor markets served by the Company is primarily based upon custom design capabilities, quality, technology, responsiveness and timely delivery. While the Company believes that its custom design capabilities, quality, responsiveness, engineering and operating efficiencies are competitive advantages, no assurance can be given that the Company will be able to successfully compete with its competitors.

Employees

     As of October 31, 1997, the Company employed 1,971 persons, including 1,821 in manufacturing and assembly (1,633 in Mexico and 188 in Carrollton), 104 in sales and engineering and 46 in management and administration. Some of the Company s employees are highly skilled and the Company s continued success will depend in part on its ability to attract and retain such employees, who are generally in demand. At times, the Company has had difficulty hiring engineering personnel with previous experience in its industry due to the limited number of engineers available with such experience. To date, this difficulty has not materially affected the Company s operations. The Company has never had a work stoppage, no employees are represented by any labor organization and the Company considers its employee relations to be good.

Certain Factors

     Numerous factors may affect the Company's future performance, including the following:

     Dependence on Automotive Industry. The automotive industry, which accounted for approximately 25% of the Company's net sales during fiscal 1997, represents the fastest area of growth for the Company. The automotive industry is cyclical due to general economic conditions, the level of interest rates, consumer confidence, patterns of consumer spending and the automobile replacement cycle, all of which are beyond the control of the Company. In addition, the Company's customers in the automotive industry are highly unionized and have in the past experienced labor disruptions. Accordingly, automotive production may not increase or may decline in the future. A significant reduction or prolonged interruption in automotive production could have a material adverse effect on the Company.

     Product Life Cycles. Many products sold by the Company are application specific and have life cycles generally ranging from three to fifteen years. Product development cycles from four months to three years or more requiring substantial design and qualification requirements are customary in the sourcing decisions of OEMs. If the Company is unable to develop new products to replace products whose life cycles come to an end, the Company's business could be adversely affected.

     Pricing Pressure. There is continuing pressure from OEMs to reduce costs, including costs associated with outside suppliers such as the Company. In some cases, the Company sells products under agreements which contain provisions that require the Company to reduce its per unit price over time. The Company's other products, subject to periodic re-quotation, may also experience declining average selling prices over their life cycles with a similar potential impact on gross margins if the Company is unable to reduce corresponding costs or introduce new products with higher gross margins. If the Company is unable to make corresponding product cost reductions, the resulting decline in the average selling prices of the products sold may reduce the

Company's product gross margin.


     Customer Concentration. In fiscal 1997, Optek s ten largest customers accounted for approximately 63% of net sales. Three customers, Strattec Security Corporation, General Motors Corporation and Pitney Bowes, Inc., made purchases which accounted for 13%, 13% and 10%, respectively, of the Company s net sales during that year. Loss of, or the failure to replace, any significant portion of sales to any significant customer could have a material adverse effect on the Company.

     Foreign Manufacturing Operations. Over eighty percent of the Company's components and assemblies are produced in facilities operated by the Company in Juarez, Mexico. Mexico has enacted legislation to promote the use of such manufacturing operations by foreign companies and continuation of these operations depends upon: compliance with applicable laws and regulations of the United States and Mexico; the availability of less expensive labor; and the continuation of favorable exchange rates. These operations are authorized to operate as Maquiladoras by the Ministry of Commerce and Industrial Development of Mexico. Maquiladora status allows the Company to wholly own its Mexican subsidiaries and to import items into Mexico duty free, provided that such items, after processing, are re-exported from Mexico within six months. Maquiladora status, which must be renewed every two years, is subject to various restrictions and requirements, including: compliance with the terms of the Maquiladora program; proper utilization of imported materials; hiring and training of Mexican personnel; compliance with tax, labor, exchange control and notice provisions and regulations; and compliance with locational constraints.

     Although assembly operations in Mexico continue to be less expensive than comparable operations in the United States, in recent years many companies have established Maquiladora operations in the Juarez area to take advantage of lower labor costs. Increasing demand for labor, particularly skilled labor and professionals, from new and existing Maquiladora operations could result in increased labor costs. The Company may be required to make additional investments in automating equipment to partially offset increased labor costs.

     The loss of Maquiladora status, the inability to recruit, hire and retain qualified employees, a significant increase in labor costs, unfavorable exchange rates or interruptions in the trade relations between the United States and Mexico could have a material adverse effect on the Company.

     Competition. The Company competes with a range of companies for the custom optoelectronic and magnetic sensor requirements of OEMs producing office equipment, automotive products, industrial products, specialized aerospace/defense and medical applications and communications equipment. Certain of its competitors are companies which are larger, more diversified and have greater financial resources than the Company. The Company believes that its principal competitor for sales of custom sensor components and assemblies is Honeywell, Inc. Competition in the sensor markets served by the Company is primarily based upon custom design capabilities, quality, technology, responsiveness and timely delivery. Although the Company believes that its custom design capabilities, quality, responsiveness, engineering and operating efficiencies are competitive advantages, no assurance can be given that the Company will be able to successfully compete with its competitors.

     Technological Change. There can be no assurance that the Company will be able, for financial or other reasons, to anticipate and respond to technological changes which may be necessary to satisfy customer needs. While the Company is currently unaware of any technology that would have an adverse effect on its business, there can be no assurance that products or technologies developed by others will not render the Company's products obsolete or non-competitive.

     Anti-Takeover Provisions of Delaware Law. The Company is subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a publicly held Delaware corporation from engaging in a business combination (which includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder) with an "interested stockholder" (defined generally as any person who beneficially owns 15% or more of the outstanding voting stock of the Company or any person affiliated with such person) for a period of three years following the date of the transaction in which the person became an interested stockholder, unless (i) prior to such date the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or (ii) upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding those shares owned (x) by persons who are directors and also officers and (y) by employee stock plans in which the employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer, or (iii) on or subsequent to such date the business combination is approved by the board of directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.


ITEM 2.  Properties.

     The Company s administrative offices, engineering facilities, silicon and gallium arsenide chip manufacturing and hybrid assembly manufacturing, as well as tooling, plastic molding and printed circuit board operations, are located in a Company-owned building containing 205,000 square feet on a 15.5 acre site in Carrollton, Texas. The Company also leases approximately 6,250 square feet of warehouse space in El
Paso, Texas.  This lease expires in January of 1999.

     Over eighty percent of the Companys discrete components and assemblies are assembled at the facilities of the Company s subsidiaries located in Juarez, Mexico. The Mexican subsidiaries beneficially own a 24,000 square foot building and a 45,000 square foot building in Juarez, Mexico through trust agreements with Banca Serfin, Sociedad Nacional de Credito. The operations formerly conducted at the smaller of those buildings have been consolidated into the larger plant and adjacent leased premises, and the Company is currently seeking to sell such plant. The Company s Mexican subsidiaries also lease a 58,000 square foot building in Juarez, Mexico under a lease expiring in December 1998 with aggregate annual lease payments of $306,000. The lease provides for three one-year renewals exercisable on at least 180 days notice. This plant is adjacent to the 45,000 square foot building owned by the Company s subsidiary.

     The Company believes that its existing facilities and equipment are well maintained and are in good operating condition. The Company anticipates that its current facilities will be suitable and adequate for its operations through 1998. The Company anticipates a need for increased capital spending during 1998 to support potential increases in demand during 1999 and 2000.
PAGE

ITEM 3.  Legal Proceedings.

     The Company is not involved in any material current or pending legal proceedings, other than ordinary routine litigation incidental to its business.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted by the Company during the fourth quarter of the fiscal year ended October 31, 1997 to a vote of the Company s security holders through the solicitation of proxies or otherwise.
PAGE

PART II

ITEM 5.  Market for Registrant s Common Equity and Related
Stockholder Matters.

     The Company s common stock is traded on the Nasdaq National Market under the trading symbol OPTT . The following table sets forth the quarterly high and low sales prices (to the nearest 1/8) of a share of Common Stock for each quarterly period subsequent to relisting on the Nasdaq stock market on April 22, 1996, and the high and low bid prices during the first and second quarters of fiscal 1996 as reported by various market makers.
Bid prices represent quotations between dealers in securities, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.



1997 Quarter Ended  High      Low
October 31, 1997   $19 3/4  $15 3/4
August 1, 1997      16        11
May 2, 1997         14 1/8    10 1/2
January 31, 1997    13 7/8    9


1996 Quarter Ended  High      Low
October 25, 1996    $11 1/4   $9
July 26, 1996       15 3/4    9 5/8
April 26, 1996      14        9
January 26, 1996    8 1/4     7


     At October 31, 1997, the Company had approximately 164 stockholders of record. The Company believes that a significant number of shares of the Company s Common Stock are held in street name and, consequently, the Company is unable to determine the actual number of beneficial owners thereof.

     The Company has never paid a cash dividend on its Common Stock, currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company s loan agreement contains covenants restricting the Company from paying dividends on its Common Stock exceeding 50% of its net profit during any fiscal year.
PAGE

ITEM 6.  Selected Financial Data.

     The following table summarizes certain selected consolidated financial data for the periods indicated. This information is derived from the Company s consolidated financial statements and is qualified in its entirety by, and should be read in conjunction with, Management s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.



                                        Fiscal Year Ended




                    Oct 31,   Oct. 25,  Oct 27, Oct. 28, Oct. 29,
                    1997      1996      1995      1994      1993
                         (In thousands, except per share amounts)
Operating statement data:
Net sales           $75,572   $67,395   $62,542   $55,625 $55,878

Cost of sales       43,423    39,010    38,513    38,269   46,499
  Gross profit      32,149    28,385    24,029    17,356    9,379

Product development
and engineering
expenses             5,246    4,933      3,841      3,591   3,968
Selling, general and
administrative
expenses            9,145     8,266     7,090       6,536   7,498
Provision for
restructuring costs   -         -         -         -       2,292
Reduction in value
of deferred costs     -         -         -         -        893
  Operating income
  (loss)            17,758    15,186    13,098    7,229   (5,272)

Other (income) expense:
  Interest (income)
  expense            (65)     1,292      2,960    3,685    3,952
 Other (income)
  expense             59      (145)       142       365      835
   Total other, net   (6)    1,147       3,102    4,050    4,787
   Income (loss)
   before income
   taxes and
   extraordinary
   item             17,764  14,039      9,996     3,179 (10,059)

Income tax expense  5,259    1,144        158      -          -

 Net income before
  extraordinary item 12,505  12,895     9,838     3,179 (10,059)
Extraordinary item,
 net of income taxes  1,003   -              -     -          -
    Net income (loss)$11,502  $12,895    $9,838  $3,179 $(10,059)

Earnings (loss) per
share before
extraordinary item  $1.63     $1.69     $1.40    $0.47  $(3.12)
Extraordinary item  (0.13)       -         -       -        -
Net earnings (loss)
per share           $1.50     $1.69     $1.40     $0.47 $(3.12)
Weighted average
common and
common share
equivalents
outstanding        7,677       7,627    7,027     7,108 3,224

Balance sheet data:
Working capital     $15,068   $ 6,658   $ 4,028   $4,830 $ 6,865
Total assets        38,936    25,886    26,065    27,827  32,146
Total current
liabilities         12,656    7,982     9,175     8,159   7,920
Long-term debt      -         3,428    15,996     28,692  36,472
Stockholders' equity
(deficit)           26,163    14,067     810     (9,148)(12,340)

PAGE

ITEM 7.  Management s Discussion and Analysis of Financial
Condition and Results of Operations.

General

     The following table sets forth the Company s net sales by product group for the last three fiscal years:


                               Fiscal Year Ended
                         Oct. 31,  Oct. 25,  Oct. 27,
                         1997      1996      1995
                                   (in millions)

     Office equipment    $25.4     $24.7     $24.8
     Automotive           19.2      12.9       9.5
     Industrial           18.7      17.7      16.0
     Aerospace/defense     5.9       5.9       6.4
     Medical               4.4       4.0       4.1
     Communications        2.0       2.2       1.7

         Total           $75.6     $67.4     $62.5

     The Company views automotive products as its prime opportunity for growth over the next several years due to the proliferation of sensors in automobiles resulting from the expanded use of microprocessors. The Company expects sales of office equipment, industrial and medical products to experience growth related to growth in the economy in general. Sales in the communications market consist primarily of fiber optic transmitters and receivers and offer opportunities for additional growth. Sales to the aerospace/defense market are expected to remain relatively flat or decline slightly, but opportunities for growth in certain applications may arise as high volume producers of aerospace/defense components exit this relatively low volume market.

     Gross margins have increased from 31.2% in fiscal 1994 to 42.5% in fiscal 1997. In addition to developing new products and increasing sales levels, the Company's ability to maintain margins at current levels will depend on its ability to work with its customers to reduce costs on existing products and to continue to control its own operating expenses.

     The combined effect of higher sales volumes and improved gross margins enabled the Company to generate sufficient cash flows to pay down its long term debt from a high of $39.0 million at the end of fiscal 1992 to $0 by the end of the second fiscal quarter of 1997. As a result, interest expense was reduced from $4.0 million during fiscal 1993 to $110,000 in fiscal 1997.


     Results for fiscal 1995 and 1996 include tax benefits resulting from utilization of net operating loss carryforwards for book and tax purposes during those years of $3.8 million and $3.2 million, respectively. All such carryforwards were fully utilized during fiscal 1996.

Results of Operations

     Net sales for fiscal 1997 were $75.6 million compared to $67.4 million in fiscal 1996 and $62.5 million in fiscal 1995. The increase from fiscal 1996 to fiscal 1997 of $8.2 million, or 12.1%, was primarily the result of higher automotive net sales of $6.2 million and higher commercial (office equipment, industrial, medical and communications) net sales of $2.0 million. The increase in automotive net sales was primarily attributable to the implementation of a new theft deterrent system on trucks and sport utility vehicles for the first time on model year 1998.
The increase from fiscal 1995 to fiscal 1996 of $4.9 million, or 7.8%, was the result of increases in automotive net sales of $3.4 million and commercial net sales of $1.9 million, partially offset by a decrease in aerospace/defense optoelectronic product net sales of $400,000.

     Gross profit in fiscal 1997 was $32.1 million, or 42.5% of net sales, compared to $28.4 million, or 42.1% of net sales, in fiscal 1996 and $24.0 million, or 38.4% of net sales, in fiscal 1995. The increase from fiscal 1996 to fiscal 1997 is primarily attributable to the higher net sales volume in automotive and commercial products as discussed above. The increase from fiscal 1995 to fiscal 1996 was the result of higher net sales volumes, as discussed above, higher production volumes resulting in lower unabsorbed fixed costs, continued efforts to reduce manufacturing cycle times, favorable peso exchange rates as well as cost reduction and yield improvement programs.

     Product development and engineering expenses in fiscal 1997 were $5.2 million, or 6.9% of net sales, compared with $4.9 million, or 7.3% of net sales, in fiscal 1996 and $3.8 million, or 6.1% of net sales, in fiscal 1995. These expenses were primarily related to the development of new applications and processes. Although expenses were up slightly from 1996 to 1997, the percentage of net sales is lower due to the increase in net sales. The increase in fiscal 1996 compared to fiscal 1995 relates to additional development expenses for fiber optic connector products, used in telecommunications, and magnetoresistive technologies, used primarily in automotive applications. In addition, certain expenses were incurred to refurbish the Company's engineering and product development labs. The Company anticipates expenditures to increase in absolute dollars in fiscal 1998 primarily to support the development of new products.

     Selling, general and administrative expenses in fiscal 1997 were $9.1 million, or 12.1% of net sales. This compares to $8.3 million, or 12.3% of net sales, in fiscal 1996 and $7.1 million, or 11.3% of net sales, in fiscal 1995. The increase in expenses from fiscal 1996 to fiscal 1997 was primarily related to additional commissions earned on increased net sales volume. The increase from fiscal 1995 to fiscal 1996 was primarily attributable to additional sales commissions earned on higher net sales volume and expenses related to refurbishment of the sales and customer service areas.

     Operating income for fiscal 1997 was $17.8 million, or 23.5% of net sales, compared to $15.2 million, or 22.5% of net sales in fiscal 1996 and $13.1 million, or 20.9% of net sales, in fiscal 1995. The improvements in fiscal 1997 and fiscal 1996 were the result of the aforementioned increases in net sales volume and overall improvements in manufacturing costs and operating expenses, relative to the increase in net sales, as discussed above.

     Other (income) expense consists primarily of interest income net of interest expense in fiscal 1997 and interest expense in fiscal 1996 and fiscal 1995. Interest expense decreased in fiscal 1997 and fiscal 1996 due to the continued reduction and eventual retirement, in fiscal 1997, of long-term debt. Net interest in fiscal 1997 consisted of $110,000 of interest expense and $175,000 of interest income.

     Income tax expense was $5.3 million, or 7.0% of net sales, in fiscal 1997 compared to $1.1 million, or 1.7% of net sales, in fiscal 1996 and $158,000, or 0.3% of net sales, in fiscal 1995. Income tax expense increased in fiscal 1997 and fiscal 1996 as a result of the Company fully utilizing its remaining net operating loss carryforwards during the fourth quarter of fiscal 1996. As a result, fiscal 1997 was on a fully taxed basis net of, primarily, experimentation tax credits.

     In the fourth quarter of fiscal 1997, the Company agreed to pay its former lender, First Source Financial, LLP, $1,545,000 to release all debt obligations, including contingent additional interest, under the credit facility and other restrictive covenants. The provision for payment, net of related income tax benefits of $542,000, was classified as an extraordinary item.

     As a result of the factors discussed above, net income for fiscal 1997 was $11.5 million compared to $12.9 million in fiscal
1996 and $9.8 million in fiscal 1995.

Liquidity and Capital Resources

     As reflected in the Company s consolidated statements of cash flows, the Company generated approximately $14.3 million in cash from operations during fiscal 1997. The largest uses of cash flow were the retirement of long-term debt during the first and second quarters of the fiscal year in the amount of $3.4 million, and the purchase of manufacturing equipment throughout
the year in the amount of $2.0 million.   At fiscal year end, the
Company s working capital was $15.1 million including $9.8 million of cash and cash equivalents.

     The Company anticipates that additional manufacturing capacity, primarily in Mexico, will be required to support growth over the next several years. Therefore, capital expenditures are planned to increase to a total of approximately $10 to $15 million to be expended over the next two to three fiscal years to support future growth in demand for the Company s products. The timing and amount of such expenditures is subject to adjustment based upon continued evaluation of the necessity therefor by management.

     In January 1998, the Company obtained a three year $10.0 million unsecured line of credit from NationsBank N.A. subject to customary terms and conditions.

     The Company anticipates that it will generate sufficient cash flow from operations to meet its obligations, including capital requirements, for the next twelve months. However, an unanticipated expansion or contraction of its business or future acquisitions may require the Company to draw upon its existing credit line or obtain other financing.

Impact of the Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company s computer programs that have date-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company is committed to a successful and timely Year 2000 conversion and funds are dedicated and available for this project. The Company anticipates maintaining its hardware platform but replacing or upgrading most of the software. In addition, all PC s, HVAC, test equipment and external providers will be reviewed and acted on accordingly. It is anticipated that the Company will be fully Year 2000 compliant by April 30, 1999.

     The cost of the Year 2000 project is not expected to have a material adverse effect on the Company s results of operations.

New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ( SFAS 128 ), Earnings per Share, which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data. Early application of SFAS 128 is not permitted. The Company s adoption of the provisions of SFAS 128 will result in the dual presentation of basic and diluted earnings per share on the Company s consolidated statements of income. Diluted earnings per share as calculated under SFAS 128 is not expected to materially differ from primary earnings per share amounts previously presented.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ( SFAS 130 ), Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131 ( SFAS 131 ), Disclosures About Segments of an Enterprise and Related Information. SFAS 130 and SFAS 131 are effective for financial statements issued for periods beginning after December 15, 1997. The Company does not expect these standards to have a significant impact on the consolidated financial statements.

ITEM 8.  Financial Statements and Supplemental Data.

     Included on pages F-1 through F-12 hereof.

ITEM 9.  Changes in and Disagreements on Accounting and Financial
Disclosure.

     None.
PAGE

PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

     Information relating to the Company s Directors and executive officers is set forth under the heading Election of Directors and Information as to Directors, Nominees and Executive Officers in the Company s definitive proxy statement relating to the Company s Annual Meeting of Stockholders to be held March 17, 1998, which will be filed with the Securities and Exchange Commission on or about February 9, 1998, and such information is incorporated herein by reference.

ITEM 11.  Executive Compensation.

     Information relating to executive compensation is set forth under the heading Executive Compensation in the Company s definitive proxy statement relating to the Company s Annual Meeting of Stockholders to be held March 17, 1998, which will be filed with the Securities and Exchange Commission on or about February 9, 1998, and such information is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management.

     Information relating to the ownership of certain beneficial owners and management of the Company s Common Stock is set forth under the heading Securities Ownership of Certain Beneficial Owners and Management in the Company s definitive proxy statement relating to the Company s Annual Meeting of Stockholders to be held March 17, 1998, which will be filed with the Securities and Exchange Commission on or about February 9, 1998, and such information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions.

     Information relating to the business relationships and related transactions with respect to the Company and certain Directors and nominees for election as Directors is set forth under the heading Certain Transactions in the Company s definitive proxy statement relating to the Company s Annual Meeting of Stockholders to be held March 17, 1998, which will be filed with the Securities and Exchange Commission on or about February 9, 1998, and such information is incorporated herein by reference.

PART IV

ITEM 14.  Exhibits, Financial Statements and Financial Statement
Schedules and Reports on Form 8-K.

(a) Financial Statements included in Part II (Item 8) of this report:
     Independent Auditors  Report;
     Consolidated Balance Sheets as of October 31, 1997 and
          October 25, 1996;
     Consolidated Statements of Income for the three years ended
          October 31, 1997;
     Consolidated Statements of Stockholders  Equity  for the
          three years ended October 31, 1997;
     Consolidated Statements of Cash Flows for the three years
          ended October 31, 1997;
     Notes to Consolidated Financial Statements.

Financial Statement Schedules included in Part IV (Item 14) of this report for the three fiscal years ended October 31, 1997:

     Independent Auditors  Report;
     Schedule II - Valuation and Qualifying Accounts;
     All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     No.       Exhibits

     3.7  Bylaws of Optek Technology, Inc. (1).
     3.8 Restated Certificate of Incorporation of Optek Technology, Inc. dated August 27, 1987 (2).
     10.1 Restated and Amended 1983 Incentive Stock Option Plan
(1).
     10.2 Form of Incentive Stock Option Agreement (1).
     10.47 Long-Term Stock Investment Plan (3).
     10.48 Directors  Formula Award Plan (3).
     10.52 Warrant to Purchase Common Stock of Optek Technology, Inc. dated May 20, 1993 (4).
     10.53 Warrant to Purchase Common Stock of Optek Technology, Inc. dated November 22, 1993 (4).
     10.54 Warrant to Purchase Common Stock of Optek Technology, Inc. dated November 22, 1993 (4).
     10.61 Employment Agreement between Optek Technology, Inc. and Thomas R. Filesi (5).
     10.62 Consulting Agreement between Optek Technology, Inc. and Grant A. Dove (5).
     10.63 Employment Agreement between Optek Technology, Inc. and William J. Collinsworth (5).
     10.64 Employment Agreement between Optek Technology, Inc. and Richard Dahlberg (5).
     10.65 Employment Agreement between Optek Technology, Inc. and Thomas Garrett (5).
     10.66 Employment Agreement between Optek Technology, Inc. and Robert Kosobucki (5).
     10.67 Amended and Restated Optek Technology, Inc. 401(k)
           Plan (5).
     10.68 Directors Formula Compensation Plan (6).
     10.69 Termination Agreement dated as of October 31, 1997 between Optek Technology, Inc. and First Source
          Financial, L.P.
     10.70 Second Amended and Restated Warrant to Purchase Common Stock of Optek Technology, Inc. dated October 31, 1997.
     10.71 Loan Agreement dated January 29, 1998 between NationsBank of Texas, N.A. and Optek Technology, Inc.
     10.72 Lease Agreement between Equipos Climatec, S.A. de C.V. and Optron de Mexico, S.A. de C.V.
     11.1 Statement Regarding Computation of Per Share Earnings.
     22   Subsidiaries of the Registrant.
     23   Independent Auditors  Consent.



     (1) Previously filed as Exhibits 3.7, 10.1 and 10.2, to registrant s Registration Statement on Form S-1, No. 33-14885, and incorporated herein by reference.
     (2) Previously filed as Exhibit 3.8 to registrant s Registration Statement on Form 8-A filed on October 15, 1987, and incorporated herein by reference.
     (3) Previously filed as Exhibits 10.47 and 10.48 to registrant s Annual Report on Form 10-K for the fiscal year ended October 25, 1991 and incorporated herein by reference.
     (4) Previously filed as Exhibits 10.52, 10.53 and 10.54 to registrant s Annual Report on Form 10-K for the fiscal year ended October 28, 1994 and incorporated herein by reference.
     (5) Previously filed as Exhibits 10.61, 10.62, 10.63, 10.64, 10.65, 10.66, and 10.67 to registrant s Annual Report on Form 10-K for the fiscal year ended October 25, 1996 and incorporated herein by reference.
     (6) Previously filed as Exhibit 10.68 to registrant s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 1997 and incorporated herein by reference.


        (b)  Reports on Form 8-K.

                    The Company filed no reports on Form 8-K during the quarter ended October 31, 1997.

PAGE

          KPMG Peat Marwick LLP
     Certified Public Accountants




INDEPENDENT AUDITORS  REPORT


The Board of Directors and Stockholders
Optek Technology, Inc.:

     We have audited the accompanying consolidated balance sheets of Optek Technology, Inc. and subsidiaries as of October 31, 1997 and October 25, 1996, and the related consolidated statements of income, stockholders equity and cash flows for each of the years in the three-year period ended October 31, 1997. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optek Technology, Inc. and subsidiaries as of October 31, 1997 and October 25, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1997, in conformity with generally accepted accounting principles.


     KPMG PEAT MARWICK LLP





Dallas, Texas
December 16, 1997
F-1
PAGE

     OPTEK TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)







                         October 31, 1997    October 25, 1996
ASSETS
Current assets:
Cash and cash equivalents     $9,815         $ 121
Accounts receivable, net of
allowance for doubtful
accounts and customer
returns of $1,653 in 1997
and $1,095 in 1996             9,196          7,288

Inventories (note 2)           6,491          6,007
Deferred income taxes (note 7)  2,113         1,142
Prepaid expenses                 109             82
  Total current assets        27,724         14,640

Property, plant and equipment,
net (note 3)                  11,135         11,150
Other assets                      77             96
                             $38,936        $25,886

LIABILITIES AND STOCKHOLDERS  EQUITY

Current liabilities:
Accounts payable              $ 3,109        $ 2,637
Accrued expenses (note 4)        9,547         5,345
Total current liabilities      12,656          7,982

Long-term debt (note 5)          -             3,428
Other liabilities                117             100
Deferred income taxes (note 7)     -             309

Stockholders equity (note 6):
Preferred stock, $.01 par value.
Authorized 1,000,000 shares;
none issued                        -              -
Common stock, $.01 par value.
Authorized 12,000,000 shares;
issued  and outstanding 4,259,534
shares in 1997 and 3,912,915
shares in 1996                     43            39

Additional paid-in-capital     13,963         13,373
Retained earnings              12,157            655
Total stockholders equity      26,163         14,067
                              $38,936        $25,886

See accompanying notes to consolidated financial statements.

F-2

PAGE

OPTEK TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

                                   Year ended
                              Oct. 31,  Oct. 25,  Oct. 27,
                              1997      1996      1995
Net Sales                   $75,572   $67,395    $62,542

Cost and expenses:
Cost of sales                 43,423    39,010    38,513
Product development expenses   1,233     1,348       650
Engineering expenses           4,013     3,585     3,191
Selling expenses               5,289     5,087     4,245
General and administrative
 expenses                      3,856     3,179     2,845
Total costs and expenses      57,814    52,209    49,444
Operating income              17,758    15,186    13,098

Other (income) expense:
Interest (income) expense        (65)    1,292     2,960
Other (income) expense            59      (145)      142
Total other, net                  (6)    1,147     3,102
Income before income taxes
and extraordinary item        17,764    14,039     9,996

Income tax expense (note 7)    5,259     1,144       158
Net income before
extraordinary item            12,505    12,895     9,838
Extraordinary item (net of
income tax benefit of
$542 - note 5)                 1,003    -         -

Net income                   $11,502    $12,895   $9,838

Earnings per common and
common share equivalents:
Earnings before extraordinary
item                          $1.63     $1.69     $1.40
Extraordinary item            (0.13)    -         -
Net earnings per share        $1.50     $1.69     $1.40
Weighted average common and
common share equivalents  7,677,242  7,626,914  7,027,181



See accompanying notes to consolidated financial statements.
F-3

PAGE

OPTEK TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS  EQUITY
(in thousands, except share data)






                                             Retained  Total
                                   Addi-     earnings  stock
                                   tional    (accumu-  holders'
                    Common Stock   paid-in   ulated    equity
                    Shares  Amount capital   deficit)  (deficit)




Balance at October
28, 1994            3,232,861 $32  $12,898 $(22,078)   $(9,148)
Exercise of
stock options
and warrants          211,763   2      118   -             120
Net income                  -   -        -    9,838      9,838

Balance at October
27, 1995            3,444,624  34   13,016  (12,240)       810

Exercise of stock
options and
warrants              468,291   5      357       -         362
Net income                 -    -        -   12,895     12,895

Balance at October
25, 1996            3,912,915  39   13,373      655     14,067
Exercise of stock
options and
warrants             346,619    4      590        -        594
Net income                 -    -       -     11,502    11,502


Balance at October
31, 1997            4,259,534 $43  $13,963   $12,157   $26,163

See accompanying notes to consolidated financial statements.
F-4

PAGE

OPTEK TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)



                                             Year ended
                                   Oct. 31.  Oct. 25,  Oct. 27,
                                   1997      1996      1995
Cash flows from operating activities:
Net income                         $11,502   $12,895   $ 9,838
Adjustments to reconcile net income
to net cash provided by
operating activities:
Depreciation and amortization        2,038     2,944     2,722
Gain on sale of property, plant and
equipment                             (204)       -        (25)
Provision for deferred taxes        (1,280)    (833)        -
Changes in assets and liabilities:
Accounts receivable                 (1,908)    (357)      (242)
Inventories, prepaid expenses and
other assets                          (492)    (643)       607
Accounts payable, accrued expenses
and other liabilities                 4,691    (310)       733
Net cash provided by operating
activities                           14,347   13,696    13,633

Cash flows from investing activities:
Purchase of property, plant and
equipment                            (2,034)  (1,432)   (1,121)
Proceeds from sale of property,
plant and equipment                     215        2        25
Net cash used in investing activities (1,819)   (1,430)  (1,096)

Cash flows from financing activities:
Net repayment under long-term bank
debt                                 (3,428)  (12,568)  (12,696)
Net proceeds from exercise of stock
options and warrants                    594       362       120
Net cash used in financing activities (2,834)  (12,206)  (12,576)



Net increase (decrease) in cash and
cash equivalents                      9,694       60       (39)
Cash and cash equivalents at
beginning of year                       121       61       100
Cash and cash equivalents at end of
year                                 $ 9,815    $121       $61

Interest payments                       $171  $1,346     $3,075

Income tax payments                   $4,258  $2,089       $123


See accompanying notes to consolidated financial statements.
F-5

OPTEK TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended October 31, 1997, October 25, 1996 and October 27,
1995
(dollars in thousands, except share and per share data)


     (1)  Summary of Significant Accounting Policies

     (a)  General Information

     Optek Technology, Inc. and subsidiaries (The Company) design, manufacture and market custom infrared optoelectronic devices, magnetic field sensing devices and fiber optic transmitters and receivers. A substantial portion of the Company s products are manufactured by a wholly-owned subsidiary located in Mexico. Net assets located at that subsidiary were $5,773 at October 31, 1997, and $6,334 at October 25, 1996.

     The Company uses a fiscal year ending on the last Friday in October. Fiscal 1997 comprised 53 weeks and fiscal 1996 and fiscal 1995 comprised 52 weeks.

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

     (d)  Use of Estimates

          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

     (e)  Inventories

          Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company continually assesses the appropriateness of the inventory valuations giving consideration to obsolete and excess inventory.

     (f)  Property, Plant and Equipment

          Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful life of the asset. Useful lives range from 20 years for buildings to 3 to 5 years for equipment. Leasehold improvements are depreciated over the shorter of the life of the asset or the lease.

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, on October 26, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company s financial position, results of operations, or liquidity.

     (g)  Earnings  per Common Share

          Earnings per common share is based on the weighted average number of shares and, when dilutive, equivalent shares outstanding during each of the periods presented. Primary earnings per share and fully diluted earnings per share were substantially the same in fiscal 1997, 1996, and 1995. The calculation of net earnings per share in 1997, 1996, and 1995 uses the modified treasury stock method.

     (h)  Cash and Cash Equivalents

          The Company considers all cash and short-term investments with original maturities of three months or less to be cash equivalents.

     (i)  Stock Based Compensation Plans

          The Company accounts for its stock option plans and warrants in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeds the exercise price. On October 26, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, the Company may elect to recognize expense for stock-based compensation based on the fair value of the awards, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. The Company has elected to continue to account for stock-based compensation under APB 25 and provide the disclosure required by SFAS 123.

     (j)  Financial Instruments

          All financial instruments held by the Company have been stated at values which approximate fair value as of October 31, 1997 and October 25, 1996 due to the instruments bearing interest at market rates or due to their short duration.

     (k)  Foreign Currency Translation

          The United States dollar has been determined to be the functional currency for all foreign operations. Exchange gains and losses related to such operations are immaterial for all years presented.

     (l)  Income Taxes

          The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (m)  Reclassifications

          Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the current year s presentation.

     (2)  Inventories

          A summary of inventories at October 31, 1997 and October 25, 1996 follows:

                    1997           1996

Finished goods      $1,503         $1,109
Work in process      4,003          3,323
Raw materials        3,140          3,381
Reserve for excess
and obsolete
inventory           (2,155)        (1,806)
                    $6,491         $6,007

     (3)  Property, Plant and Equipment

     A summary of property, plant and equipment at October 31, 1997 and October 25, 1996 follows:

                    1997           1996


Land                $ 3,137        $ 3,137
Buildings and
improvements          8,873          8,821
Equipment            20,106         18,238
                     32,116         30,196
Accumulated
depreciation        (20,981)       (19,046)
                    $11,135        $11,150


     (4)  Accrued Expenses

          A summary of accrued expenses at October 31, 1997 and October 25, 1996 follows:


                                        1997           1996
Employee related accruals               $3,413         $2,778
Federal income tax                       1,625           -
Debt extinguishment charge               1,544           -
Other                                    2,965          2,567
                                        $9,547         $5,345


      (5) Long-term Debt

     At October 25, 1996, the Company had borrowings outstanding of $3,428 under a credit facility with First Source Financial, LLP ( First Source ). The facility provided for a $10,500 working capital line of credit and an $8,000 revolving term loan. Substantially all of the amount outstanding at October 25, 1996, was borrowed against the revolving term loan bearing interest at the corporate base rate at the First National Bank of Chicago (corporate base rate) plus 4.0%. On November 1, 1996, the revolving term loan was retired using the available working capital line of credit bearing interest at the corporate base rate plus 0.5%. During the second quarter of fiscal 1997, the Company repaid all amounts outstanding under the credit facility with First Source. The credit facility continued to provide a $10.5 million working capital line through the end of fiscal 1997 at which time the Company chose to let the facility expire.

     In the fourth quarter of fiscal 1997, the Company agreed to pay First Source $1,545 to release all obligations, including contingent additional interest, under the credit facility and other restrictive covenants. The provision for payment, net of related income tax benefits of $542, has been classified as an extraordinary item.

     In January 1998, the Company obtained a three year $10.0 million unsecured line of credit from NationsBank N.A. subject to customary terms and conditions.

     (6)  Stockholders  Equity

          During fiscal 1992, the Company implemented a long-term stock investment plan (Investment Plan) which allows the granting of options to key employees and non-employee advisors to the Company to purchase up to 1,000,000 shares of the Company s authorized but unissued common stock at an exercise price equal to the fair market value on the date of grant. Options vest over a period of 3 years and are exercisable for up to 10 years after the date of grant. During fiscal 1995, the Company increased the authorized common stock available for this plan to 1,500,000 shares. The Investment Plan allows the granting of rights to receive cash in the even of a change of control in the Company or to acquire shares of common stock equal in value to the difference between the exercise price and the current market price of stock issuable pursuant to exercisable options. No rights to receive cash in lieu of common stock have been granted as of October 31, 1997. A summary of option activity under the Investment Plan follows:

                                             Weighted
                                             Average
                              Number of      Exercise
                              Shares         Price

Balance at October 28, 1994   867,820        $  .40
Granted                       200,650          5.58
Exercised                    (177,280)          .26
Canceled                      (72,365)          .19

Balance at October 26, 1995   818,825          1.72
Granted                       156,000         11.88
Exercised                    (370,202)          .41
Canceled                      (17,665)         3.68

Balance at October 25, 1996   586,958          5.19
Granted                       200,500         10.16
Exercised                    (272,247)         1.49
Canceled                       (6,917)         8.77

Balance at October 31, 1997   508,294        $ 9.08

     At October 31, 1997, the range of exercise prices and weighted average remaining contractual life of outstanding options were $.19 to $11.97 and 9 years, respectively. At October 31, 1997 and October 25, 1996, the number of options exercisable was 171,711 and 275,826, respectively, and the weighted average exercise price of those options was $7.33 and $1.37, respectively.

     During fiscal 1983, the Company implemented an incentive stock option plan (Incentive Plan) which allowed the granting of options, vesting over 3 years and exercisable for up to ten years after the date of grant, to key employees to purchase the Company s authorized but unissued common stock at an exercise price equal to the fair market value on the date of grant. The Incentive Plan expired during fiscal 1993. During fiscal 1995, options to purchase 18,483 shares of common stock were exercised. During fiscal 1996, options to purchase 84,089 shares of common stock were exercised. During fiscal 1997, options to purchase 21,166 shares of common stock were exercised at a weighted average price of $1.31. Under the Incentive Plan, options outstanding and exercisable totaled 42,700 at a weighted average exercise price of $2.15 and a range of $1.19 to $2.31 per share at October 31, 1997.

     During fiscal 1992, the Company adopted a directors formula award plan (Directors Award Plan) which provides for the granting of options to directors of the Company to purchase up to 200,000 shares of the Company s authorized but unissued common stock at an exercise price equal to the fair market value on the date of grant. Each individual elected or reelected to serve as a director of the Company who is not a full-time employee of the Company will automatically be awarded options to purchase up to 3,500 shares of common stock. Options granted under the Directors Award Plan vest if such individual continues to serve as a Director of the Company until the next annual meeting of the Company s stockholders and are exercisable for a period of ten years from the date of grant. During each of the fiscal years 1995, 1996, and 1997, options to purchase 14,000 shares of the Company s common stock were granted. During fiscal 1996, options to purchase 14,000 shares of common stock were exercised. At October 31, 1997 there are 73,500 director options outstanding of which 59,500 are currently exercisable at a weighted average exercise price of $3.90 and a range of $.44 to $13.38 per share.

     During fiscal 1997, the Company adopted a directors formula compensation plan (Directors Compensation Plan) which provides for the reservation and issuance of up to 100,000 shares of the Company s common stock. Under the plan, non-employee directors may elect, in lieu of all or part of the annual retainer of $12, to: a) receive the number of shares of Optek s common stock equal to the amount of the retainer divided by the fair market value per share on the date such amount would otherwise be paid; b) receive ten year options to purchase shares of the Company s common stock at an exercise price equal to 50% of the fair market value for the number of shares equal to the retainer divided by the difference between the market price and the exercise price, or; c) defer payment of the retainer until such time as they cease to be a director. For purposes of the Director s Compensation Plan, fair market value per share is defined as the average of the closing prices for the Company s common stock for the twenty trading days preceding an event. No elections to receive the benefits afforded have been made by any director under the Director s Compensation Plan.

     The per share weighted average fair value of stock options granted during fiscal 1997 and fiscal 1996 was $3.77 and $4.13, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                              1997      1996
     Expected dividend yield  0%        0%
     Expected volatility      44.2%     41.5%
     Risk-free interest rate  6%        6%
     Expected life            3 years   3 years

     The Company applies APB opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for stock options granted in fiscal 1996 and fiscal 1997 under SFAS No. 123, the Company s net income would have been reduced to the proforma amounts indicated below:


     Net income:         1997      1996
         As reported     $11,502   $12,895
         Proforma         11,259    12,810

     Net earnings per share:
         As reported     $1.50     $1.69
         Proforma         1.47      1.68

     Proforma net income reflects only options granted in fiscal 1997 and fiscal 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income and net earnings per share amounts presented above because compensation cost is reflected over the options vesting period of 3 years and compensation cost for options granted prior to October 28, 1995 is not considered.

     Prior to fiscal 1995, warrants were granted in the amount of 261,301 shares to certain non-employee directors and advisors. During fiscal 1995, warrants to purchase 16,000 shares of common stock were exercised at a weighted average exercise price of $3.25. During fiscal 1996, 11,500 warrants expired with an exercise price of $6.13 per share. During fiscal 1997, warrants to purchase 53,333 shares of common stock were exercised at a weighted average exercise price of $3.03. Excluding warrants granted to financial institutions, the Company, at October 31, 1997, had 180,468 warrants outstanding at a weighted average exercise price of $.39 and a range of $.19 to $6.00 per share expiring July 1998 through November 1998.

     Prior to fiscal 1997, the Company granted First Source a warrant, as amended on October 31, 1997, to purchase 3,150,000 shares of the Company s common stock at an exercise price of $.50 per share which expires on October 31, 1998. The warrant contains certain antidilutive provisions, certain registration rights upon the occurrence of a public offering and certain demand rights for such a registration.

     (7)   Income Taxes

     Income taxes consist of the following:

Current:            1997      1996      1995
U.S. Federal        $6,379    $1,887    $158
Foreign                160        90     -
Deferred            (1,280)     (833)    -
Income tax expense
before extraordinary
item                 5,259     1,144     158
Extraordinary item     (542)       -       -
                    $4,717    $1,144    $158


     Income tax expense attributable to income before extraordinary item differs from the expected tax expense computed by applying the U.S. corporate income tax rate of 35% for fiscal 1997 and 1996, and 34% for fiscal 1995 to income before income taxes and extraordinary item as follows:


                         1997      1996      1995

Expected tax expense     $6,217    $4,914    $3,399
Realization of benefits
of tax                   -         (3,238)   (3,853)
Change in valuation
allowance                 (358)      (209)      410
Tax credit for research
and experimentation
activities                (600)        -         -
Other, net                  -        (323)      202
Income tax expense       $5,259    $1,144     $ 158

     The fiscal 1997 change in valuation allowance and tax credit for research and experimentation activities occurred in the fourth quarter.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at October 31, 1997 and October 25, 1996 are presented below:


Deferred tax assets:                    1997      1996
Accounts receivable allowances          $  578    $  372
Inventory allowances                       506       525
Accrued expenses and other                 524       603
Property, plant and equipment              505         -
Less valuation allowance                     -      (358)
Deferred tax assets                      2,113     1,142


Deferred tax liabilities:
Property, plant and equipment           -            309
Net deferred tax assets                 $2,113    $  833


     The net change in the valuation allowance for the year ended October 31, 1997 and October 25, 1996 was a decrease of $358 and $3,447, respectively. Based on the Company s historical and current earnings, management believes it is more likely than not that the Company will realize the benefits of its net deferred tax assets existing at October 31, 1997.

     (8)  Operating Leases

     The Company leases certain manufacturing facilities and equipment under noncancellable operating leases. Future minimum lease payments as of October 31, 1997 under all such operating leases are as follows: 1998, $668; 1999, $305; 2000, $233; 2001,
$211; and 2002, $208.  Rental expense in 1997 was $469; 1996,
$399; and 1995, $412.

     (9)  Credit Risk and Major Customer Information

     Substantially all of the Company s sales are made on credit on an unsecured basis. The Company evaluates credit risks on an individual basis before extending credit to its customers and believes the allowance for doubtful accounts adequately provides for losses on uncollectible accounts.

     During fiscal 1997, the Company s ten largest customers accounted for approximately 63% of net sales versus 62% in fiscal 1996 and 57% in fiscal 1995. Such customers are involved primarily in the automotive and office equipment industries. During fiscal 1997, net sales to one customer in the automotive industry were 13% of total net sales, versus 11% in fiscal 1996 and 13% in fiscal 1995, and net sales to another automotive customer were 13% of total net sales versus 8% in fiscal 1996 and 3% in fiscal 1995. Sales to one customer in the office equipment industry were 10% of total net sales versus 11% in fiscal 1996 and 13% in fiscal 1995.

     Aggregate export sales to unaffiliated customers were $17,361 in fiscal 1997, $18,865 in fiscal 1996, and $16,856 in fiscal 1995.  Export sales were primarily to customers in Western
Europe.

     (10) Employee Benefit Plan

     All U.S. paid employees of the Company are entitled to participate in the Optek Technology, Inc. Profit-Sharing Plan and Trust (Profit-Sharing Plan). Pursuant to the Profit-Sharing Plan, employees may request the Company to deduct and contribute up to 15% of their salary up to the appropriate statutory dollar limits. The Company has the option to contribute up to 2% of the employee s salary. Employer contributions vest ratably over a period of five years. Vesting occurs after each year in which employees accumulate at least 1,000 hours of service. An employee s vested account balance is distributable either upon termination of employment or after attaining a certain age. During fiscal 1997, the Company provided for contributions to the Profit-Sharing Plan totaling $165 to be paid the first quarter of fiscal 1998. For fiscal 1996 and fiscal 1995 the Company contributed $143 and $139, respectively.

     (11) Contingencies

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material affect on the Company s financial position or results of operations.
F-11
PAGE

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

          OPTEK TECHNOLOGY, INC.






          By      /s/   Thomas R. Filesi.


               Thomas R. Filesi, President and Chief Executive
Officer

Dated:  January 29, 1997

     Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                Title                    Date


/s/ Thomas R. Filesi     President, Chief Executive
                         Officer and Director
Thomas R. Filesi         (Principal Executive Officer)



/s/ William J.
Collinsworth             Vice President  - Finance,
                         Treasurer and
William J. Collinsworth  Assistant Secretary (Principal
                         Financial and Accounting Officer


 /s/ Grant A. Dove       Chairman of the Board and Director
Grant A. Dove


/s/ Rodes Ennis          Director                 January 29,1998
Rodes Ennis

/s/ Michael E. Cahr      Director
Michael E. Cahr


/s/ William H. Daughtrey Director
William H. Daughtrey


/s/ Wayne Stevenson      Director
Wayne Stevenson