Form 10-Q
period 1998-01-30
OPTEK TECHNOLOGY INC
filed 1998-02-25
CIK 804312

CONFORMED COPY
FORM 10-Q


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:        January 30, 1998
Commission File Number:   0-16304

OPTEK TECHNOLOGY, INC.

 (Exact name of registrant as specified in its charter)


State of Delaware

(State or other jurisdiction of incorporation or organization)


75-1962405

(I.R.S. Employer Identification No.)


  1215 West Crosby Road                  Carrollton, Texas
                    75006

       (Address of principal executive offices)
(Zip Code)


(972)  323-2200

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


                  X
                 Yes               No

Number of common shares outstanding as of January 30, 1998:
4,272,727 with par value $.01 per share
PAGE

PART I  -  FINANCIAL INFORMATION


Item 1. Financial Statements.

        Optek Technology, Inc. Consolidated Balance Sheets as of
January 30, 1998 and October 31, 1997.

        Optek Technology, Inc. Consolidated Statements of Income for the Three Months Ended January 30, 1998
        and January 31, 1997.

        Optek Technology, Inc. Consolidated Statements of Cash
Flows for the Three Months Ended January 30,
        1998 and January 31, 1997.


Item 2.          Management's Discussion and Analysis of
Financial Condition and Results of Operations.



PART II  -  OTHER INFORMATION


None

PAGE

FORM 10-Q
PART I

OPTEK TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except share and per share data)

                                        January 30,
                                        1998     October 31,
                                                  1997
ASSETS

Current assets:
   Cash                                 $11,644  $ 9,815
   Accounts receivable, net of allowance
     for doubtful accounts and
     customer returns of $1,773 in 1998
     and $1,653 in 1997                      8,049  9,196
   Inventories (note 2)                      6,908   6,491
   Deferred income taxes                     2,113   2,113
   Prepaid expenses                          112      109
         Total current assets                28,826   27,724

Property, plant and equipment, net           12,732   11,135
Other assets                                 64        77
                                             $41,622  $38,936


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          $  3,162 3,109
   Accrued expenses                          9,112     9,547
         Total current liabilities           12,274   12,656
Other liabilities                            155      117


Stockholders' equity:
   Preferred stock, $.01 par value;
     authorized 1,000,000 shares;
        none issued                          -        -
   Common stock, $.01 par value;
     authorized 12,000,000 shares;
        issued and outstanding 4,272,727
     shares in 1998 and 4,259,534
      shares in 1997                         43       43
   Additional paid-in-capital                14,053   13,963
   Retained earnings                         15,097   12,157
         Total stockholders' equity          29,193   26,163
                                             $41,622  $38,936

See accompanying notes to consolidated financial statements.

PAGE

FORM 10-Q
PART I

OPTEK TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands except share and per share data)



        THREE MONTHS ENDED


                                        January 30,
                                        1998     January 31,
                                                  1997
Net sales                               $20,419  $16,689

Costs and expenses:
   Cost of sales                        12,105   10,099
   Product development expenses         254      318
   Engineering expenses                 1,204    1,009
   Selling expenses                     1,457    1,295
   General and administrative expenses      971      866
         Total costs and expenses       15,991   13,587
         Operating income               4,428    3,102

Other (income) expense, net
   Interest (income) expense, net       (111)    83
   Other expense                        15       76
         Total other (income) expense,
          net                           (96)     159
         Income before income taxes     4,524    2,943

Income tax expense                      1,584    1,031
         Net income                     $2,940 $ 1,912

Basic earnings per share (Note 4)       $ 0.69    $ 0.46
Shares used in computing basic
earnings per share                      4,272,727 4,150,007

Diluted earnings per share (Note 4)     $ 0.37    $ 0.25
Shares used in computing diluted
earnings per share                      7,881,398 7,533,237


See accompanying notes to consolidated financial statements.

 FORM 10-Q
PART I
OPTEK TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                        THREE MONTHS ENDED
                                        January 30,
                                        1998     January 31,
                                                  1997
Cash flows from operating activities:
   Net income                           $   2,940$   1,912
   Adjustments to reconcile net
income to net cash provided by
      operating activities:
      Depreciation and amortization          410      570
      Gain on sale of property,
     plant and equipment                     (6)      -
      Changes in assets and liabilities:
         Accounts receivable                 1,147    1,197
         Inventories                         (417)    (541)
         Prepaid expenses and other assets   10       20
         Accounts payable, accrued expenses
          and other liabilities              (344)    (121)
            Net cash provided by
          operating activities               3,740    3,037

Cash flows from investing activities:
Purchase of property, plant and equipment   (2,007)  (165)
   Proceeds from sale of property,
     plant and equipment                     6        -
            Net cash used in investing
               activities                    (2,001)  (165)

Cash flows from financing activities:
   Net repayment of long-term bank debt      -        (3,157)
   Net proceeds from exercise of stock
     options and warrants                    90       292
            Net cash provided (used) in
          financing activities               90       (2,865)
Net increase in cash                         1,829    7
Cash at beginning of period                  9,815    121
Cash at end of period                        $11,644  $128

Interest payments                            $ -      $ 98
Income tax payments                          $1,020   $ 93


See accompanying notes to consolidated financial statements.
PAGE

FORM 10-Q
PART I

OPTEK TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 30, 1998

NOTE 1 The consolidated financial statements of Optek Technology, Inc. (the Company ) are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company s Annual Report on Form 10-K for the year ended October 31, 1997. The results of operations for the three months ended January 30, 1998 are not necessarily indicative of the results for the entire year ending October
30, 1998.


NOTE 2 The components of inventories, in thousands of dollars, are as follows:


                    January 30,
                    1998     October 31,
                              1997


Finished goods      $ 1,114  $ 1,503
Work-in-process       4,343    4,003
Raw materials         3,757    3,140
Reserves for excess
and obsolete
inventory           (2,306)  (2,155)
                    $ 6,908  $ 6,491



NOTE 3 The registrant has no material pending legal proceedings.

NOTE 4  At January 30, 1998, the Company adopted Financial
Accounting Standards Statement No. 128,
 Earnings per Share.   All share and per share amounts, including
those of the prior year, have been restated to comply with the new provisions.

        Shares used in calculating basic and diluted earnings per share are as follows:



                                   January 30,
                                   1998           January 31,
                                                  1997
Weighted average common shares
outstanding usedin computing
basic earnings per share           4,272,727      4,150,007
Warrants to purchase common
shares held by First
Source Financial, LLP              3,150,000      3,150,000
Other warrants to purchase
common shares                      178,801        196,468
Stock options                      607,662        359,565
Assumed repurchase of
common shares                      (327,792)      (322,803)
Shares used in computing
diluted earnings per share         7,881,398      7,533,237


NOTE 5  Other notes have been omitted pursuant to Rule 10-01 (a)
(5) of Regulation S-X.

PAGE

ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Results of Operations

Three Months Ended January 30, 1998 Compared to Three Months
Ended January 31, 1997

Net sales for the three months of fiscal 1998 were $20.4 million, up $3.7 million, or 22%, compared to net sales of $16.7 million for the first three months of fiscal 1997. The increase was the result of higher net sales volume in automotive products primarily attributable to sales of sensor assemblies for use in a passlock theft deterrent system on model year 1998 trucks and sport utility vehicles.

Gross profit in the first three months of fiscal 1998 was $8.3 million, or 40.7% of net sales, compared to $6.6 million, or 39.5% of net sales, in the comparable period of fiscal 1997. The increase in absolute dollars resulted primarily from the higher net sales volume in automotive products.

Product development and engineering expenses during the first three months of fiscal 1998 were $1.5 million, or 7.1% of net sales, compared to $1.3 million, or 8.0% of net sales, during the comparable period of the prior fiscal year. Although expenses in absolute dollars were up slightly from the prior year, they are down as a percentage of net sales due to the increase in net sales for the period. These expenses were primarily related to the development of new products and processes as well as ongoing engineering support. The Company anticipates expenditures to increase in absolute dollars during fiscal 1998 in order to support new product development and expand ongoing engineering support.

Selling, general and administrative expenses during the first three months of fiscal 1998 were $2.4 million, or 11.9% of net sales, compared to $2.2 million, or 12.9% of net sales, in the first three months of fiscal 1998.
Although expenses in absolute dollars were up slightly from the prior year, they are down as a percentage of net sales due to the increase in net sales for the period.

Operating income for the first three months of fiscal 1998 was $4.4 million, or 21.7% of net sales, versus $3.1 million, or 18.6% of net sales, during the comparable period of fiscal 1997. The increase in operating income was attributable primarily to higher net sales volume.

Other (income) expense consisted primarily of interest income of $111,000 in the first three months of fiscal 1998 and interest expense of $83,000 in the comparable period of fiscal 1997. The Company repaid the remaining balance of long-term debt during the second quarter of fiscal
1997 and earned interest income on accumulated cash balances since that time.

Income tax expense for the first three months of fiscal 1998 was $1.6 million, or 7.8% of net sales, compared to $1.0 million, or 6.1% of net sales, in the same period of fiscal
1997. The increase in tax expense for the period was attributable to higher income. The effective tax rate for both periods was 35%.

As a result of the factors discussed above, net income for the first three months of fiscal 1998 was $2.9 million, or 14.4% of net sales, compared to $1.9 million, or 11.5% of net sales, in the first three months of fiscal 1997.

Liquidity and Capital Resources

The Company generated approximately $3.7 million in cash from operations during the first three months of fiscal
1998. The largest use of operating cash flow was the purchase of manufacturing equipment in the amount of $2.0 million. At the end of the first three months of fiscal 1998, the Company s working capital was $16.6 million including $11.6 million of cash and cash equivalents.

The Company anticipates that additional manufacturing capacity, primarily in Mexico, will be required to support growth over the next several years. Therefore, capital expenditures are planned to increase to a total of approximately $10 to $15 million to be expended over the next two to three fiscal years to support anticipated future growth in demand for the company s products. The timing and amount of such expenditures is subject to adjustment based upon continued evaluation by management.

In January 1998, the Company obtained a three-year $10.0 million unsecured line of credit from NationsBank N.A.
Borrowings under this facility bear interest, at the option of the Company, either at (i) a LIBOR-based rate plus a margin ranging from 1.00% per annum to 1.50% per annum, depending upon the Company s ratio of indebtedness to operating income, or (ii) a base rate equal to a reference rate plus a margin ranging from 1.00% to 0%, depending upon the Company s ratio of indebtedness to operating income. These facilities contain customary covenants that, among other things: require the maintenance of certain financial ratios relating to fixed charge and interest coverage and debt and equity amounts; require the maintenance of certain net worth levels; restrict liens on Company and subsidiary assets; and limit the payment of cash dividends.

The Company anticipates that it will generate sufficient cash flow from operations to meet its obligations, including capital requirements, for the next 12 months. However, an unanticipated expansion or contraction of its business or future acquisitions may require the Company to draw upon its existing credit line or obtain other financing.


PART II.  -  OTHER INFORMATION


None


SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Optek Technology, Inc.




Date:   February 17, 1998 By:/s/ Thomas R. Filesi
        Thomas R. Filesi
        President and CEO
        (Principal Executive Officer)

Date:   February 17, 1998 By:      /s/ William J. Collinsworth
        William J. Collinsworth
        Vice President   Finance and CFO
        (Principal Financial Officer)