Form 10-K/A
period 1997-10-31
OPTEK TECHNOLOGY INC
filed 1998-03-25
CIK 804312

                                 CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K/A
                               Amendment No. 3 to
                                   Form 10-K

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ( )

The aggregate market value of the registrant's voting stock held by non-affiliates as of October 31, 1997 was: $67,909,282 (* see note on index page).

The number of shares outstanding of each class of registrant's common stock as of October 31, 1997 was: Common Stock, par value $0.01 per share, 4,259,534 shares.

                              ___________________

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on March 17, 1998 are incorporated by reference in Part III of this Form 10-K.

The list of exhibits included in the Form 10-K is amended to read as follows:


No.                 Exhibits
--                  --------
  3.7          Bylaws of Optek Technology, Inc. (1).
  3.8          Restated Certificate of Incorporation of Optek Technology, Inc. dated August 27, 1987 (2).
 10.1          Restated and Amended 1983 Incentive Stock Option Plan (1).
 10.2          Form of Incentive Stock Option Agreement (1).
10.47          Long-Term Stock Investment Plan (3).
10.48          Directors' Formula Award Plan (3).
10.52          Warrant to Purchase Common Stock of Optek Technology, Inc. dated May 20, 1993 (4).
10.53          Warrant to Purchase Common Stock of Optek Technology, Inc. dated November 22, 1993 (4).
10.54          Warrant to Purchase Common Stock of Optek Technology, Inc. dated November 22, 1993 (4).
10.61          Employment Agreement between Optek Technology, Inc. and Thomas R. Filesi (5).
10.62          Consulting Agreement between Optek Technology, Inc. and Grant A. Dove (5).
10.63          Employment Agreement between Optek Technology, Inc. and William J. Collinsworth (5).
10.64          Employment Agreement between Optek Technology, Inc. and Richard Dahlberg (5).
10.65          Employment Agreement between Optek Technology, Inc. and Thomas Garrett (5).
10.66          Employment Agreement between Optek Technology, Inc. and Robert Kosobucki (5).
10.67          Amended and Restated Optek Technology, Inc. 401(k) Plan (5).
10.68          Directors' Formula Compensation Plan (6).
10.69          Termination Agreement dated as of October 31, 1997 between Optek Technology, Inc. and First Source
               Financial, L.P.
10.70          Second Amended and Restated Warrant to Purchase Common Stock of Optek Technology, Inc. dated
               October 31, 1997.
10.71          Loan Agreement dated January 29, 1998 between NationsBank of Texas, N.A. and Optek Technology, Inc.
10.72          Lease Agreement between Equipos Climatec, S.A. de C.V. and Optron de Mexico, S.A. de C.V.
10.73          Agreement dated November 1, 1994 between Strattec Security Corporation and Optek Technology, Inc.(7).
 11.1          Statement Regarding Computation of Per Share Earnings.
   22          Subsidiaries of the Registrant.
   23          Independent Auditors' Consent.


(1) Previously filed as Exhibits 3.7, 10.1 and 10.2, to registrant's Registration Statement on Form S-1, No. 33-14885, and incorporated herein by reference.

(2) Previously filed as Exhibit 3.8 to registrant's Registration Statement on Form 8-A filed on October 15, 1987, and incorporated herein by reference.

(3) Previously filed as Exhibits 10.47 and 10.48 to registrant's Annual Report on Form 10-K for the fiscal year ended October 25, 1991 and incorporated herein by reference.

(4) Previously filed as Exhibits 10.52, 10.53 and 10.54 to registrant's Annual Report on Form 10-K for the fiscal year ended October 28, 1994 and incorporated herein by reference.

(5)  Previously filed as Exhibits 10.61, 10.62, 10.63, 10.64, 10.65, 10.66, and
     10.67 to registrant's Annual Report on Form 10-K for the fiscal year ended October 25, 1996 and incorporated herein by reference.

(6) Previously filed as Exhibit 10.68 to registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 1997 and incorporated herein by reference.

(7)  Confidential treatment requested.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Optek Technology, Inc.


                                          By: /s/ WILLIAM J. COLLINGSWORTH
                                              ----------------------------
                                              William J. Collingsworth
                                              Vice President - Finance

                               INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------
  3.7          Bylaws of Optek Technology, Inc. (1).
  3.8          Restated Certificate of Incorporation of Optek Technology, Inc. dated August 27, 1987 (2).
 10.1          Restated and Amended 1983 Incentive Stock Option Plan (1).
 10.2          Form of Incentive Stock Option Agreement (1).
10.47          Long-Term Stock Investment Plan (3).
10.48          Directors' Formula Award Plan (3).
10.52          Warrant to Purchase Common Stock of Optek Technology, Inc. dated May 20, 1993 (4).
10.53          Warrant to Purchase Common Stock of Optek Technology, Inc. dated November 22, 1993 (4).
10.54          Warrant to Purchase Common Stock of Optek Technology, Inc. dated November 22, 1993 (4).
10.61          Employment Agreement between Optek Technology, Inc. and Thomas R. Filesi (5).
10.62          Consulting Agreement between Optek Technology, Inc. and Grant A. Dove (5).
10.63          Employment Agreement between Optek Technology, Inc. and William J. Collinsworth (5).
10.64          Employment Agreement between Optek Technology, Inc. and Richard Dahlberg (5).
10.65          Employment Agreement between Optek Technology, Inc. and Thomas Garrett (5).
10.66          Employment Agreement between Optek Technology, Inc. and Robert Kosobucki (5).
10.67          Amended and Restated Optek Technology, Inc. 401(k) Plan (5).
10.68          Directors' Formula Compensation Plan (6).
10.69          Termination Agreement dated as of October 31, 1997 between Optek Technology, Inc. and First Source
               Financial, L.P.
10.70          Second Amended and Restated Warrant to Purchase Common Stock of Optek Technology, Inc. dated
               October 31, 1997.
10.71          Loan Agreement dated January 29, 1998 between NationsBank of Texas, N.A. and Optek Technology, Inc.
10.72          Lease Agreement between Equipos Climatec, S.A. de C.V. and Optron de Mexico, S.A. de C.V.
10.73          Agreement dated November 1, 1994 between Strattec Security Corporation and Optek Technology, Inc.(7).
 11.1          Statement Regarding Computation of Per Share Earnings.
   22          Subsidiaries of the Registrant.
   23          Independent Auditors' Consent.


(1) Previously filed as Exhibits 3.7, 10.1 and 10.2, to registrant's Registration Statement on Form S-1, No. 33-14885, and incorporated herein by reference.

(2) Previously filed as Exhibit 3.8 to registrant's Registration Statement on Form 8-A filed on October 15, 1987, and incorporated herein by reference.

(3) Previously filed as Exhibits 10.47 and 10.48 to registrant's Annual Report on Form 10-K for the fiscal year ended October 25, 1991 and incorporated herein by reference.

(4) Previously filed as Exhibits 10.52, 10.53 and 10.54 to registrant's Annual Report on Form 10-K for the fiscal year ended October 28, 1994 and incorporated herein by reference.

(5)  Previously filed as Exhibits 10.61, 10.62, 10.63, 10.64, 10.65, 10.66, and
     10.67 to registrant's Annual Report on Form 10-K for the fiscal year ended October 25, 1996 and incorporated herein by reference.

(6) Previously filed as Exhibit 10.68 to registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 1997 and incorporated herein by reference.

(7)  Confidential treatment requested.