Form 10-K/A
period 1997-10-31
OPTEK TECHNOLOGY INC
filed 1998-04-29
CIK 804312

CONFORMED COPY


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
Amendment No. 4 to
Form 10-K

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

Exhibit 10.73 is hereby amended in accordance with the attached exhibit.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Optek Technology, Inc.



                              By: /s/ Christopher M. Hewitt
                                  Christopher M. Hewitt
                                  Secretary