Form 10-Q
period 1998-05-01
OPTEK TECHNOLOGY INC
filed 1998-06-18
CIK 804312

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.  20549
                           Quarterly Report Under Section 13 or 15(d)
                             of the Securities Exchange Act of 1934

For Quarter Ended:  May 1, 1998
Commission File Number:  0-16304

                             OPTEK TECHNOLOGY, INC.
--------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                              STATE OF DELAWARE
         --------------------------------------------
   (State or other jurisdiction of incorporation or organization)

                             75-1962405
   ---------------------------------------------------------------
                (I.R.S. Employer Identification No.)

   1215 WEST CROSBY ROAD     CARROLLTON, TEXAS 75006
   ---------------------------------------------------------------
     (Address of principal executive offices)         (Zip Code)


                           (972)  323-2200
   ---------------------------------------------------------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          X
     --------       -------
       Yes            No

          Number of common shares outstanding as of May 20, 1998:
               7,706,574 with par value $.01 per share

OPTEK TECHNOLOGY, INC.

PART I  -  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

Optek Technology, Inc. Consolidated Balance Sheets as of May 1,
1998 and October 31, 1997.

Optek Technology, Inc. Consolidated Statements of Income for the
Three Months Ended May 1, 1998 and May 2, 1997.

Optek Technology, Inc. Consolidated Statements of Income for the
Six Months Ended May 1, 1998 and May 2, 1997.

Optek Technology, Inc. Consolidated Statements of Cash Flows for the Six Months Ended May 1, 1998 and May 2, 1997.

Notes to Consolidated Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.



PART II  -  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

FORM 1O-Q
PART I

                             OPTEK TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
        (in thousands except share and per share data)

                             May 1, 1998  October 31,1997
ASSETS
Current assets:
 Cash and cash equivalents         $12,215   $  9,815
 Accounts receivable, net of
  allowance for doubtful accounts
  and customer returns of $1,942
  in 1998 and $1,653 in 1997         9,564      9,196
 Inventories (Note 2)                7,779      6,491
   Deferred income taxes             2,113      2,113
   Prepaid expenses                    143        109
         Total current assets       31,814     27,724

Property, plant and equipment, net  13,473     11,135
Other assets                            54         77
                                  --------    -------
                                   $45,341    $38,936
                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable               $  2,878    $ 3,109
   Accrued expenses                  8,572      9,547
                                   -------     -------
     Total current liabilities      11,450     12,656

Other liabilities                      162        117

Stockholders' equity:
Preferred stock, $.01 par value;
 authorized 1,000,000 shares;
 none issued                             -          -
Common stock, $.01 par value;
 authorized 12,000,000
 shares; issued and
 outstanding 4,554,159 shares
 in 1998 and 4,259,534 shares
 in 1997                                46         43
Additional paid-in-capital          14,920     13,963
Retained earnings                   18,763     12,157
                                  --------    --------
Total stockholders' equity          33,729     26,163
                                  --------   --------
                                   $45,341    $38,936
                                 ========    ========

See accompanying notes to consolidated financial statements.

FORM 10-Q
PART I

                             OPTEK TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (in thousands except per share data)

                                        THREE MONTHS ENDED
                                   May 1,1998          May 2,1997
Net sales                          $23,092             $18,251

Costs and expenses:
Cost of sales                       13,429              10,750
Product development expenses           318                 342
Engineering expenses                 1,271                 978
Selling expenses                     1,434               1,295
General and administrative
 expenses                            1,124                 856
                                   --------             -------
       Total costs and expenses     17,576              14,221
                                  --------             -------
Operating income                     5,516               4,030

Other (income) expense, net:
   Interest income                    (149)                 (2)
   Other expense                        25                   5
                                   --------             -------
      Total other (income)
         expense, net                 (124)                  3
                                   --------             -------
Income before income taxes           5,640               4,027

Income tax expense                   1,974               1,408
                                   --------             -------
         Net income                $ 3,666             $ 2,619
                                   ========             =======
Basic earnings per share (Note 4)  $  0.81             $  0.63
                                  ========             =======
Shares used in computing basic
    earnings per share               4,554               4,172
                                   ========             =======
Diluted earnings per share (Note 4 $  0.46             $  0.34
                                   ========             =======
Shares used in computing diluted
    earnings per share               7,979               7,642
                                   --------             -------

See accompanying notes to consolidated financial statements.

FORM 10-Q
PART I


                        OPTEK TECHNOLOGY, INC.
               CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)
              (in thousands except per share data)

                                        SIX MONTHS ENDED
                                 May 1,1998         May 2,1997
Net sales                          $43,511             $34,940

Costs and expenses:
   Cost of sales                    25,534              20,849
   Product development expenses        572                 660
   Engineering expenses              2,475               1,987
   Selling expenses                  2,891               2,590
   General and administrative
    expenses                         2,095               1,722

                                   --------           --------
         Total costs and expenses   33,567              27,808

                                   --------           --------
Operating income                     9,944               7,132

Other (income) expense, net:
   Interest (income) expense, net:    (260)                 81
   Other expense                        40                  81
                                   --------              --------
         Total other (income)
          expense, net                (220)                162
                                   --------              --------
Income before income taxes          10,164               6,970

Income tax expense                   3,558               2,439
                                   --------              --------
         Net income                $ 6,606             $ 4,531
                                   ========              ========
Basic earnings per share (Note 4)  $  1.50             $  1.09
                                   ========              ========
Shares used in computing basic
   earnings per share                4,413               4,161
                                   ========              ========
Diluted earnings per share (Note 4) $ 0.83             $  0.60
                                   ========              ========
Shares used in computing diluted
   earnings per shares               7,930               7,588
                                   ========              ========

See accompanying notes to consolidated financial statements.

FORM 10-Q
PART I

                             OPTEK TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                          SIX MONTHS ENDED
                                    May 1,1998        May 2,1997
Cash flows from operating activities:
 Net income                       $  6,606            $  4,531
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization       898               1,090
   Gain on sale of property, plant
    and equipment                       (6)                  -
   Changes in assets and liabilities:
     Accounts receivable              (368)              1,029
     Inventories                    (1,288)               (109)
     Prepaid expenses and
      other assets                     (11)                 15
     Accounts payable, accrued
      expenses and other liabilities(1,161)               (296)
                                   --------           --------
Net cash provided by operating
 activities                          4,670               6,260

Cash flows from investing activities:
 Purchase of property, plant and
   equipment                        (3,236)               (567)
 Proceeds from sale of property,
  plant and equipment                    6                   -
                                  --------             --------
 Net cash used in investing
  activities                        (3,230)               (567)

Cash flows from financing activities:
  Net repayment of long-term bank
   debt                                 -               (3,427)
  Net proceeds from exercise of stock
   options and warrants                960                 319
                                  --------             --------
  Net cash provided by (used in)
   financing activities                960              (3,108)
Net increase in cash and cash
  equivalents                        2,400               2,585
Cash and cash equivalents at
 beginning of period                 9,815                 121
                                   --------            --------
Cash and cash equivalents at end
  of period                        $12,215             $ 2,706
                                   ========            ========
Interest payments                  $     6             $   132
                                  ========             ========
Income tax payments                $ 3,680             $ 1,675
                                  ========             ========

See accompanying notes to consolidated financial statements.

FORM 10-Q
PART I

                             OPTEK TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             May 1, 1998

NOTE 1

The consolidated financial statements of Optek Technology, Inc. (the "Company") are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.
The results of operations for the three months and six months ended May 1, 1998 are not necessarily indicative of the results for the entire year ending October 30, 1998.

NOTE 2 The components of inventories, in thousands of dollars, are as follows:

                              May 1, 1998         October 31,1997
Finished goods                     $ 1,293             $ 1,503
Work-in-process                      4,384               4,003
Raw materials                        4,438               3,140
Reserves for excess and obsolete
 inventory                          (2,336)             (2,155)
                                  --------            ---------
                                   $ 7,779             $ 6,491
                                   =========          =========

NOTE 3    The registrant has no material pending legal proceedings.

NOTE 4    On November 1, 1997 the Company adopted Financial
Accounting Standards Statement No. 128, "Earnings per Share." All share and per share amounts, including those of the prior year, have been restated to comply with the new provisions.

Shares used in calculating basic and diluted earnings per share for the three months ended May 1, 1998 and May 2, 1997 are as follows:

                                   May 1, 1998        May 2, 1997
Weighted average common shares
 outstanding used in computing
 basic earnings per share            4,554               4,172
Warrants to purchase common shares
 held by First Source Financial,
 LLP                                 3,150               3,150
Other warrants to purchase common
 shares                                  -                 195
Common stock options                   504                 689
Assumed repurchase of common shares   (229)               (564)
                                   -------             ---------
Shares used in computing diluted
 earnings per share                  7,979               7,642
                                   =========         =========

FORM 10-Q
PART I

     Shares used in calculating basic and diluted earnings per share for the six months ended May 1, 1998 and May 2, 1997 are as follows:

                                   May 1, 1998        May 2, 1997
Weighted average common shares
 outstanding used in computing
 basic earnings per share            4,413               4,161
Warrants to purchase common shares
 held by First Source
 Financial, LLP                      3,150               3,150
Other warrants to purchase
  common shares                         89                 195
Common stock options                   556                 524
Assumed repurchase of common shares   (278)               (442)
                                   -------             ---------
Shares used in computing diluted
  earnings per share                 7,930               7,588
                                   =========             =========

NOTE 5    Other notes have been omitted pursuant to Rule 10-01 (a)
(5) of Regulation S-X.

FORM 10-Q
PART I

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended May 1, 1998 Compared to Three Months Ended May
2, 1997

Net sales for the three months ended May 1, 1998 were $23.1 million, up $4.8 million, or 27%, compared to net sales of $18.3 million for the three months ended May 2, 1997. The increase was primarily the result of higher net sales volume in automotive products, up $3.4 million or 85%, attributed to sales of sensor assemblies for use in a theft deterrent system on model year 1998 trucks and sport utility vehicles. Commercial products sold primarily to office and industrial equipment markets, also contributed to the increase with net sales up $1.4 million or 11% over the prior year. The automotive industry, which accounted for approximately 32% of the Company's net sales during the three months ended May 1, 1998, has in recent years represented the fastest area of growth for the Company. The Company's growth rate has been more significantly impacted by the addition of new programs than growth in existing programs. Therefore, the Company's quarter-to-quarter and year-to- year growth rates depend largely upon the number, size and timing of new program additions.

    Gross profit for the three months ended May 1, 1998 was $9.7 million, or 41.8% of net sales, compared to $7.5 million, or 41.1% of net sales, in the comparable period of fiscal 1997. The increase was primarily the result of the higher net sales volume in automotive and commercial products combined with higher absorption of fixed costs associated therewith.

     Product development and engineering expenses during the three months ended May 1, 1998 were $1.6 million, or 6.9% of net sales, compared to $1.3 million, or 7.2% of net sales, during the comparable period of the prior fiscal year. Although expenses in absolute dollars were up slightly from the prior year, they are down as a percentage of net sales due to the increase in net sales for the period. These expenses were primarily related to the development of new products and processes as well as ongoing engineering support. The Company anticipates expenditures to increase in absolute dollars from fiscal 1997 to fiscal 1998 in order to support new product development and expand ongoing engineering support.

     Selling, general and administrative expenses during the three months ended May 1, 1998 were $2.6 million, or 11.1% of net sales, compared to $2.2 million, or 11.8% of net sales, in the three months ended May 2, 1997. Although expenses in absolute dollars were up from the prior year due to sales commissions on higher sales volume, they are down as a percentage of net sales due to the increase in net sales for the period.

     Operating income for the three months ended May 1, 1998 was $5.5 million, or 23.9% of net sales, versus $4.0 million, or 22.1% of net sales, during the comparable period of fiscal 1997. The increase in operating income resulted from the factors discussed above. The Company's expense levels are based, in part, on its expectations as to future net sales and to some extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for an unexpected shortfall in revenues, and any significant shortfall of demand in relation the Company's expectations or any material delay or deferral of customer orders would have a material adverse effect on the Company's business, operating results and financial condition.

     Other (income) expense consisted primarily of net interest income of $149,000 in the three months ended May 1, 1998 compared to net interest income of $2,000 in the comparable period of fiscal 1997. During the three months ended May 2, 1997, the Company repaid the remaining balance of long-term debt and has earned interest income on accumulated cash balances since that time.

     Income tax expense for the three months ended May 1, 1998 was $2.0 million, or 8.5% of net sales, compared to $1.4 million, or 7.7% of net sales, in the same period of fiscal 1997. The increase in tax expense for the period was attributable to higher income. The effective tax rate for both periods was 35%.

     As a result of the factors discussed above, net income for the three months ended May 1 1998 was $3.7 million, or 15.9% of net sales, compared to $2.6 million, or 14.4% of net sales, in the comparable period of fiscal 1997.

First Six Months Ended May 1, 1998 Compared to First Six Months
Ended May 2, 1997

     During the first six months of fiscal 1998, net sales were $43.5 million, up $8.6 million or 25%, compared to net sales of $34.9 million for the first six months of fiscal 1997. The increase was primarily attributed to higher net sales volume in automotive products, up $7.1 million or 94%, resulting from sales of sensor assemblies for use in a theft deterrent system on model year 1998 trucks and sport utility vehicles. Also contributing to the increase in net sales were commercial products, primarily office and industrial equipment markets, which were up $1.6 million or 6% over the prior year. The automotive industry, which accounted for approximately 33% of the Company's net sales during the first six months of 1998, has in recent years represented the fastest area of growth for the Company. The Company's growth rate has been more significantly impacted by the addition of new programs than growth in existing programs. Therefore, the Company's quarter-to-quarter and year-to-year growth rates depend largely upon the number, size and timing of new program additions.

     Gross profit in the first six months of fiscal 1998 was $18.0 million, or 41.3% of net sales, compared to $14.1 million, or 40.3% of net sales, in the comparable period of fiscal 1997. The increase was primarily the result of the higher net sales volume in automotive and commercial products combined with higher absorption of fixed cost associated therewith.

     Product development and engineering expenses during the first six months of fiscal 1998 were $3.0 million, or 7.0% of net sales, compared to $2.6 million, or 7.6% of net sales, during the comparable period of the prior fiscal year. Although expenses in absolute dollars were up slightly from the prior year, they are down as a percentage of net sales due to the increase in net sales for the period. These expenses were primarily related to the development of new products and processes as well as ongoing engineering support. The Company anticipates expenditures to increase in absolute dollars from fiscal 1997 to fiscal 1998 in order to support new product development and expand ongoing engineering support.

     Selling, general and administrative expenses during the first six months of fiscal 1998 were $5.0 million, or 11.5% of net sales, compared to $4.3 million, or 12.3% of net sales, in the first six months of fiscal 1997. Expenses in absolute dollars were up from the prior year due primarily to sales commissions from increased net sales. Expenses as a percentage of net sales are down due to net sales increasing at a higher rate than expenses during the period.

     Operating income for the first six months of fiscal 1998 was $9.9 million, or 22.9% of net sales, versus $7.1 million, or 20.4% of net sales, during the comparable period of fiscal 1997. The increase in operating income resulted from the factors discussed above. The Company's expense levels are based, in part, on its expectations as to future net sales and to some extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for an unexpected shortfall in revenues, and any significant shortfall of demand in relation the Company's expectations or any material delay or deferral of customer orders would have a material adverse effect on the Company's business, operating results and financial condition. The Company has commenced expenditures to increase manufacturing capacity and engineering resources in anticipation of additional potential net sales. In the event that such additional net sales do not materialize when and as anticipated, such expenditures could adversely affect the Company's gross margins and operating margins.

     Other (income) expense consisted primarily of net interest income of $260,000 in the first six months of fiscal 1998 compared to net interest expense of $81,000 in the comparable period of fiscal 1997. The Company repaid the remaining balance of long-term debt during the second quarter of fiscal 1997 and has earned interest income on accumulated cash balances since that time.

     Income tax expense for the first six months of fiscal 1998 was $3.6 million, or 8.2% of net sales, compared to $2.4 million, or 7.0% of net sales, in the same period of fiscal 1997. The increase in tax expense for the period was attributable to higher income. The effective tax rate for both periods was 35%.

    As a result of the factors discussed above, net income for the first six months of fiscal 1998 was $6.6 million, or 15.2% of net sales, compared to $4.5 million, or 13.0% of net sales, in the first six months of fiscal 1997.


Liquidity and Capital Resources
---------------------------------

    The Company generated approximately $4.7 million in cash from operations during the first six months of fiscal 1998. The largest use of operating cash flows was the purchase of manufacturing equipment in the amount of $3.2 million. At the end of the first six months of fiscal 1998, the Company's working capital was $20.4 million, including $12.2 million of cash and cash equivalents.

   The Company anticipates that additional manufacturing capacity, primarily in Mexico, will be required to support growth over the next several years. Therefore, capital expenditures are planned at a total of approximately $10 to $15 million to be expended over the next two to three fiscal years to support anticipated future growth in demand for the company's products. The timing and amount of such expenditures is subject to adjustment based upon continued evaluation by management.

     In January 1998, the Company obtained a three-year $10.0 million unsecured line of credit from NationsBank NA. Borrowings under this facility bear interest, at the option of the Company, either at (i) a LIBOR-based rate plus a margin ranging from 1.00% per annum to 1.50% per annum, depending upon the Company's ratio of indebtedness to operating income, or (ii) a base rate equal to a reference rate plus a margin ranging from -1.00% to 0%, depending upon the Company's ratio of indebtedness to operating income. This facility contains customary covenants that, among other things: require the maintenance of certain financial ratios relating to fixed charges and interest coverage and debt and equity amounts; require the maintenance of certain net worth levels; restrict liens on Company and subsidiary assets; and limit the payment of cash dividends.

     The Company anticipates that it will generate sufficient cash flows from operations to meet its obligations, including capital requirements, for the next 12 months. However, an unanticipated expansion or contraction of its business or future acquisitions may require the Company to draw upon its existing credit line or obtain other financing.

     Subsequent to May 1, 1998, the Company's former lender, First Source Financial (First Source), exercised warrants to purchase 3,150,000 shares of the Company's common stock. The Company assisted First Source with the sale of 2,500,000 of those shares at a price of $22.50 in an offering underwritten by Prudential Securities Incorporated, BancAmerica Robertson Stephens and ABN AMRO, Incorporated. The Company did not receive any proceeds from the sale of common shares by First Source, but did receive the aggregate exercise price of $1.58 million upon exercise of the 3,150,000 warrants less offering costs.

Statements contained in this quarterly report on Form 10-Q that are not historical facts are forward looking and therefore include risks and uncertainties. Significant factors that may affect results are described herein and in the Company's other public filings.

Recent Accounting Pronouncements
--------------------------------

     Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," was issued in March 1998 and is effective for fiscal years beginning after December 15, 1998. The SOP requires that certain costs related to the development or purchase of internal use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and post-implementation operations stage of an internal-use computer software development be expensed as incurred. The Company does not expect the adoption of the SOP to have a significant impact on the Company's financial position or results of operations.

PART II.  -  OTHER INFORMATION

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders of Optek Technology, Inc.
was held on May 17, 1998, at which time the stockholders were asked to vote upon election of Directors and approval of the Optek
Technology, Inc. 1998 Stock Option Plan (the "Plan").

All Directors of the Company were reelected. The votes cast in such election were tabulated as follows:

     Nominee                       For            Votes Withheld
Grant A. Dove                    3,544,035               2,700
Thomas R. Filesi                 3,544,035               2,700
Rodes Ennis                      3,539,035               7,700
Michael E. Cahr                  3,544,035               2,700
William H. Daughtrey             3,531,385              15,350
Wayne Stevenson                  3,537,335               9,400

     The Plan was also duly approved. The votes to approve the Plan were tabulated as follows:

For            Against        Abstain   Brokers Non-Vote
2,203,435      686,685        29,100         627,515


ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K.

10.74     1998 Stock Option Plan.

SIGNATURE
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                   Optek Technology, Inc.

Date:     June 2, 1998             By:  /s/ Thomas R. Filesi
                                        Thomas R. Filesi
                                        Chairman and CEO
                                        (Principal Executive
                                        Officer)

Date:     June 2, 1998             By:  /s/ William J.Collinsworth
                                        William J. Collinsworth
                                        Vice President - Finance
                                        and CFO (Principal
                                        Financial Officer)