Form 10-Q
period 1998-07-31
OPTEK TECHNOLOGY INC
filed 1998-09-14
CIK 804312

CONFORMED COPY
FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:  July 31, 1998
Commission File Number:  0-16304

OPTEK TECHNOLOGY, INC.
--------------------------------------------------------------
(Exact name of registrant as specified in its charter)

DELAWARE
--------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

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

           X
     --------       -----
            Yes            No

Number of common shares outstanding as of August 25, 1998:
7,712,607, par value $.01 per share

OPTEK TECHNOLOGY, INC.

PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

Optek Technology, Inc. Consolidated Balance Sheets as of July 31,
1998 and October 31, 1997.

Optek Technology, Inc. Consolidated Statements of Income for the
Three Months Ended July 31, 1998 and August 1, 1997.

Optek Technology, Inc. Consolidated Statements of Income for the
Nine Months Ended July 31, 1998 and August 1, 1997.

Optek Technology, Inc. Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 1998 and August 1, 1997.

Notes to Consolidated Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.



PART II  -  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None.

FORM 10-Q
PART I

OPTEK TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except share and per share data)

                              July 31, 1998      October 31, 1997
ASSETS
Current assets:
   Cash and cash equivalents       $14,775             $  9,815
   Accounts receivable, net of
     allowance for doubtful accounts
     and customer returns of $1,741
     in 1998 and $1,653 in 1997      7,477                9,196
   Inventories (Note 2)              8,260                6,491
   Deferred income taxes             2,113                2,113
   Prepaid expenses                    103                  109
                                    ------               ------
         Total current assets       32,728               27,724

Property, plant and equipment, net  14,417               11,135
Other assets                           144                   77
                                   -------              -------
                                   $47,289              $38,936
                                   =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                $ 1,979              $ 3,109
   Accrued expenses                  7,201                9,547
                                   ---------           --------
         Total current liabilities   9,180               12,656

Other liabilities                      152                  117

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares;
    none issued                         -                    -
  Common stock, $.01 par value;
    authorized 12,000,000 shares;
    issued and outstanding
    7,707,773 shares in 1998 and
    4,554,159 shares in 1997            77                   43
   Additional paid-in-capital       16,379               13,963
   Retained earnings                21,501               12,157
                                    ------               ------
Total stockholders' equity          37,957               26,163
                                    ------               ------
                                   $47,289              $38,936
                                   =======              =======

See accompanying notes to consolidated financial statements.

FORM 10-Q
PART I

OPTEK TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands except per share data)

                                    THREE MONTHS ENDED
                               July 31, 1998       August 1, 1997
Net sales                          $20,494              $18,763

Costs and expenses:
  Cost of sales                     12,515               10,522
  Product development expenses         374                  215
  Engineering expenses               1,150                  990
  Selling expenses                   1,348                1,310
  General and administrative
   expenses                          1,115                  958
                                    ------               ------
      Total costs and expenses      16,502               13,995
                                    ------               ------
      Operating income               3,992                4,768

Other income, net:
  Interest income                     (196)                 (54)
  Other income, net                    (19)                 (14)
                                     ------              ------
      Total other income, net         (215)                 (68)
                                     ------               ------
      Income before income taxes      4,207               4,836

Income tax expense                    1,469               1,692
                                     ------              ------
      Net income                    $ 2,738            $  3,144
                                     ======              ======

Basic earnings per share (Note 4)   $ 0.36             $   0.75
                                     ======              ======
Shares used in computing basic
  earnings per share                 7,708                4,188
                                     ======              ======

Diluted earnings per share (Note 4) $ 0.34             $   0.41
                                     ======              ======
Shares used in computing diluted
  earnings per share                 8,010                7,674
                                     ======              ======

See accompanying notes to consolidated financial statements.

FORM 10-Q
PART I

OPTEK TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands except per share data)

                                        NINE MONTHS ENDED
                              July 31, 1998        August 1, 1997
Net sales                          $64,005              $53,703

Costs and expenses:
  Cost of sales                     38,049               31,371
  Product development expenses         946                  875

  Engineering expenses               3,625                2,977
  Selling expenses                   4,239                3,900
  General and administrative
    expenses                         3,210                2,680
                                    -------              ------
      Total costs and expenses      50,069               41,803
                                    ------               ------
      Operating income              13,936               11,900

Other (income) expense, net:
  Interest (income) expense, net      (456)                  27
  Other expense                         21                   67
                                     ------              ------
      Total other (income) expense,
        net                           (435)                  94
                                    ------               ------
      Income before income taxes    14,371               11,806

Income tax expense                   5,027                4,131
                                    ------               ------
      Net income                  $  9,344          $     7,675
                                   =======               ======
Basic earnings per share (Note 4) $   1.70              $  1.84
                                   =======               ======
Shares used in computing basic
   earnings per share                5,512                4,170
                                   =======               ======

Diluted earnings per share
  (Note 4)                         $  1.17              $  1.01
                                    ======               ======
Shares used in computing diluted
   earnings per shares               7,957                7,616
                                    ======               ======

See accompanying notes to consolidated financial statements.

FORM 10-Q
PART I
OPTEK TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                            NINE MONTHS ENDED
                              July 31, 1998        August 1, 1997
Cash flows from operating activities:
   Net income                     $  9,344              $ 7,675
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation and amortization   1,416                1,614
     Gain on sale of property, plant
       and equipment                    (6)                (214)
     Changes in assets and liabilities:
       Accounts receivable           1,719                  353
       Inventories                  (1,769)                (403)
       Prepaid expenses and other
         assets                        (61)                  56
       Accounts payable, accrued
         expenses and other
         liabilities                (3,441)                 288
                                   -------              -------
          Net cash provided by
           operating activities      7,202                9,369

Cash flows from investing activities:
  Purchase of property, plant and
    equipment                       (4,698)                (706)
  Proceeds from sale of property,
    plant and equipment                  6                  214
                                   -------              -------
          Net cash used in
            investing activities    (4,692)                (492)

Cash flows from financing activities:
  Net repayment of long-term bank debt   -               (3,427)
  Net proceeds from exercise of stock
    options and warrants             2,450                  336
                                   -------              -------
          Net cash provided by
            (used in) financing
            activities               2,450               (3,091)

Net increase in cash and cash
  equivalents                        4,960                5,786
Cash and cash equivalents at
  beginning of period                9,815                  121
                                   -------              -------
Cash and cash equivalents at
  end of period                    $14,775             $  5,907
                                    =======             =======

Interest payments                   $    -              $   154
                                    ======              =======

Income tax payments                 $5,680             $  3,308
                                    ======              =======

See accompanying notes to consolidated financial statements.

FORM 10-Q
PART I

OPTEK TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 1998

NOTE 1 The consolidated financial statements of Optek Technology, Inc. (the "Company") are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual
Report on Form 10-K for the year ended October 31, 1997. The results of operations for the three months and nine months ended July 31, 1998 are not necessarily indicative of the results for the entire year ending October 30, 1998.


NOTE 2 The components of inventories, in thousands of dollars, are as follows:

                              July 31, 1998      October 31, 1997

Finished goods                     $ 2,250              $ 1,503
Work-in-process                      4,059                4,003
Raw materials                        4,246                3,140
Reserves for excess and obsolete
  inventory                         (2,295)              (2,155)
                                    ------              -------
                                   $ 8,260              $ 6,491
                                    ======               ======

NOTE 3 The registrant has no material pending legal proceedings.

NOTE 4 On November 1, 1997 the Company adopted Financial Accounting Standards Statement No. 128, "Earnings per Share." All share and per share amounts, including those of the prior year, have been restated to comply with the new provisions.

Shares used in calculating basic and diluted earnings per share for the three months ended July 31, 1998 and August 1, 1997 are as follows:

                              July 31, 1998       August 1, 1997
Weighted average common shares
  outstanding used in computing
  basic earnings per share           7,708                4,188

Warrants to purchase common shares
  held by First Source Financial, LLP    -                3,150
Other warrants to purchase common
  shares                                 -                  196
Common stock options                   499                  673
Assumed repurchase of common shares   (197)                (533)
                                    ------               ------
Shares used in computing diluted
  earnings per share                 8,010                7,674
                                    ======               ======

FORM 10-Q
PART I

     Shares used in calculating basic and diluted earnings per share for the nine months ended July 31, 1998 and August 1, 1997 are as follows:

                                 July 31, 1998     August 1, 1997
Weighted average common shares
  outstanding used in computing
  basic earnings per share           5,512                4,170

Warrants to purchase common shares
  held by First Source Financial,
  LLP                                2,100                3,150
Other warrants to purchase common
  shares                                59                  195

Common stock options                   537                  574
Assumed repurchase of common shares   (251)                (473)
                                    ------               ------
Shares used in computing diluted
  earnings per share                 7,957                7,616
                                     =====               ======


NOTE 5    Other notes have been omitted pursuant to Rule 10-01
(a) (5) of Regulation S-X.

FORM 10-Q

PART 1

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended July 31, 1998 Compared to Three Months Ended
August 1, 1997

     Net sales for the three months ended July 31, 1998 were $20.5 million, up $1.7 million or 9%, compared to net sales of $18.8 million for the three months ended August 1, 1997. The increase was primarily the result of higher net sales volume of commercial products sold primarily to office and industrial equipment manufacturers. Net sales of commercial products were up approximately 20% over the prior year. Net sales of automotive products during the three months ended July 31, 1998 were essentially flat compared to the prior year due to the impact of the recent GM strike.

     Gross profit for the three months ended July 31, 1998 was $8.0 million, or 38.9% of net sales, compared to $8.2 million, or 43.9% of net sales, in the comparable period of fiscal 1997. The GM strike had a significant adverse impact on anticipated net sales and absorption of overhead maintained to support those anticipated sales, which combined to produce the lower gross profit. In addition, the Company has commenced expenditures to increase manufacturing capacity in anticipation of additional potential net sales.

     Product development and engineering expenses during the three months ended July 31, 1998 were $1.5 million, or 7.4% of net sales, compared to $1.2 million, or 6.4% of net sales, during the comparable period of the prior fiscal year. Expenses in absolute dollars were up slightly from the prior year and were up as a percentage of net sales due primarily to net sales being less than anticipated as a result of the GM strike. These expenses were primarily related to the development of new products and processes as well as ongoing engineering support. The Company anticipates expenditures to increase from fiscal 1997 to fiscal 1998 in order to support new product development and expand ongoing engineering support.

     Selling, general and administrative expenses during the three months ended July 31, 1998 were $2.5 million, or 12.0% of net sales, compared to $2.3 million, or 12.1% of net sales, in the three months ended August 1, 1997.

     Operating income for the three months ended July 31, 1998 was $4.0 million, or 19.5% of net sales, versus $4.8 million, or 25.4% of net sales, during the comparable period of fiscal 1997. The decrease in operating income resulted from the factors discussed above. The Company's expense levels are based, in part, on its expectations as to future net sales and to some extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for an unexpected failure of revenues to reach anticipated levels, such as the recent GM strike. Any significant shortfall of demand in relation to the Company's expectations or any material delay or deferral of customer orders could have a material adverse effect on the Company's business, operating results and financial condition. The Company has commenced expenditures to increase manufacturing capacity and engineering resources in anticipation of additional potential net sales. In the event that such additional net sales do not materialize when and as anticipated, such expenditures could adversely affect the Company's future gross margins and operating margins.

     Other income consisted primarily of net interest income of $196,000 in the three months ended July 31, 1998 compared to net interest income of $54,000 in the comparable period of fiscal
1997.

     Income tax expense for the three months ended July 31, 1998 was $1.5 million, or 7.2% of net sales, compared to $1.7 million, or 9.0% of net sales, in the same period of fiscal 1997. The effective tax rate for both periods was 35%.

     As a result of the factors discussed above, net income for the three months ended July 31, 1998 was $2.7 million, or 13.4% of net sales, compared to $3.1 million, or 16.8% of net sales, in the comparable period of fiscal 1997.

First Nine months Ended July 31, 1998 Compared to First Nine months Ended August 1, 1997

     During the first nine months of fiscal 1998, net sales were $64.0 million, up $10.3 million or 19%, compared to net sales of $53.7 million for the first nine months of fiscal 1997. The increase was primarily attributed to higher net sales volume in automotive products, up 56%, resulting primarily from sales of sensor assemblies for use in a theft deterrent system on model year 1998 trucks and sport utility vehicles. Also contributing to the increase in net sales were commercial products, primarily office and industrial equipment markets, which were up 11% over the prior year. The automotive industry, which accounted for approximately 30% of the Company's net sales during the first nine months of 1998, has in recent years represented the fastest area of growth for the Company. The Company's growth rate has been more significantly impacted by the addition of new programs than growth in existing programs. Therefore, the Company's quarter-to-quarter and year-to-year growth rates depend largely upon the number, size and timing of new program additions.

     Gross profit in the first nine months of fiscal 1998 was $26.0 million, or 40.6% of net sales, compared to $22.3 million, or 41.6% of net sales, in the comparable period of fiscal 1997. The increase in absolute dollars was primarily the result of the higher net sales volume in automotive and commercial products. The decrease in gross profit as a percentage of net sales was due primarily to the adverse impact of the GM strike and its effect on anticipated net sales and absorption of fixed cost associated therewith. In addition, the Company has commenced expenditures to increase manufacturing capacity in anticipation of additional potential net sales.

     Product development and engineering expenses during the first nine months of fiscal 1998 were $4.6 million, or 7.1% of net sales, compared to $3.9 million, or 7.2% of net sales, during the comparable period of the prior fiscal year. Although expenses in absolute dollars were up from the prior year, they are down as a percentage of net sales even after consideration of the GM strike impact on net sales. These expenses were primarily related to the development of new products and processes as well as ongoing engineering support. The Company anticipates expenditures to increase from fiscal 1997 to fiscal 1998 in order to support new product development and expand ongoing engineering support.

     Selling, general and administrative expenses during the first nine months of fiscal 1998 were $7.4 million, or 11.6% of net sales, compared to $6.6 million, or 12.3% of net sales, in the first nine months of fiscal 1997. Expenses in absolute dollars were up from the prior year due primarily to sales commissions from increased net sales. Expenses as a percentage of net sales were down due to net sales increasing at a higher rate than expenses during the period even after consideration of the GM strike impact on net sales.

     Operating income for the first nine months of fiscal 1998 was $13.9 million, or 21.8% of net sales, versus $11.9 million, or 22.2% of net sales, during the comparable period of fiscal 1997. The increase in operating income resulted from the factors discussed above. The Company's expense levels are based, in part, on its expectations as to future net sales and to some extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for an unexpected shortfall in revenues, such as the GM strike. Any significant shortfall of demand in relation to the Company's expectations or any material delay or deferral of customer orders could have a material adverse effect on the Company's business, operating results and financial condition. The Company has commenced expenditures to increase manufacturing capacity and engineering resources in anticipation of additional potential net sales. In the event that such additional net sales do not materialize when and as anticipated, such expenditures could adversely affect the Company's gross margins and operating margins.

     Other (income) expense consisted primarily of net interest income of $456,000 during the first nine months of fiscal 1998 compared to net interest expense of $27,000 during the comparable period of fiscal 1997. The Company repaid the remaining balance of long-term debt during the second quarter of fiscal 1997 and has earned interest income on accumulated cash balances since that time.

     Income tax expense for the first nine months of fiscal 1998 was $5.0 million, or 7.9% of net sales, compared to $4.1 million, or 7.7% of net sales, in the same period of fiscal 1997. The increase in tax expense for the period was attributable to higher income. The effective tax rate for both periods was 35%.

     As a result of the factors discussed above, net income for the first nine months of fiscal 1998 was $9.3 million, or 14.6% of net sales, compared to $7.7 million, or 14.3% of net sales, in the first nine months of fiscal 1997.


Liquidity and Capital Resources

     The Company generated approximately $7.2 million in cash from operations during the first nine months of fiscal
1998. The largest use of operating cash flows was the purchase of manufacturing equipment in the amount of $4.7 million. At the end of the first nine months of fiscal 1998, the Company's working capital was $ 23.5 million, including $14.8 million of cash and cash equivalents.

     The Company anticipates that additional manufacturing capacity, primarily in Mexico, will be required to support growth over the next several years. Therefore, capital expenditures are planned at a total of approximately $10 to $15 million to be expended over the next two to three fiscal years (including fiscal year 1998) to support anticipated future growth in demand for the Company's products. The timing and amount of such expenditures is subject to adjustment based upon continued evaluation by management. The Company anticipates purchasing during the fourth quarter for $1.8 million the facility which it currently leases in Juarez, Mexico.

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

     During the three months ended July 31, 1998, the Company's former lender, First Source Financial (First Source), exercised warrants to purchase 3,150,000 shares of the Company's common stock. The Company assisted First Source with the sale of 2,500,000 of those shares at a price of $22.50 in an offering underwritten by Prudential Securities Incorporated, BancAmerica Robertson Stephens and ABN AMRO, Incorporated. The Company did not receive any proceeds from the sale of common shares by First Source, but did receive the aggregate exercise price of $1.58 million upon exercise of the 3,150,000 warrants less offering costs.

     Statements contained in this quarterly report on Form 10-Q that are not historical facts are forward looking and therefore include risks and uncertainties. Significant factors that may affect results are described in the Company's other public filings.

Recent Accounting Pronouncements

     Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," was issued in March 1998 and is effective for fiscal years beginning after December 15, 1998. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and post-implementation operations stage of an internal-use computer software development be expensed as incurred. The Company does not expect the adoption of the SOP to have a significant impact on the Company's financial position or results of operations.

Impact Of The Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company is committed to a successful and timely Year 2000 conversion and funds are dedicated and available for this project. The Company anticipates maintaining its centralized hardware platform, but replacing or upgrading most of the software. In addition, all PCs, HVAC, test and production equipment and external providers will be reviewed and acted on accordingly.
Although the Company has only recently initiated its Year 2000 compliance program, the Company anticipates that it will be fully
Year 2000 compliant by April 30, 1999.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K.

None.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Optek Technology, Inc.


Date: September 14, 1998    By:  /s/ Thomas R. Filesi
                           ----------------------------------
                           Thomas R. Filesi
                           Chairman and CEO
                           (Principal Executive Officer)

Date: September 14, 1998    By:  /s/ William J.Collinsworth
                            ----------------------------------
                            William J. Collinsworth
                            Vice President - Finance and CFO
                            (Principal Financial Officer)