Form 10-K
period 1998-10-30
OPTEK TECHNOLOGY INC
filed 1999-01-28
CIK 804312

CONFORMED COPY


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 30, 1998
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

     The aggregate market value of the registrant's voting stock held by non-affiliates as of October 30, 1998 was:  $121,064,031
(*see note on index page).

     The number of shares outstanding of each class of
registrant's common stock as of October 30, 1998 was:  Common
Stock, par value $0.01 per share, 7,707,440 shares.
                       ___________________

                     Documents Incorporated by Reference

     Portions of the registrant's definitive proxy statement to be furnished to stockholders in connection with its Annual
Meeting of Stockholders to be held on March 16, 1999 are incorporated by reference in Part III of this Form 10-K.

                           OPTEK TECHNOLOGY, INC.
                        ANNUAL REPORT ON FORM 10-K

                                  INDEX

Securities and Exchange Commission
Item Number and Description                                 Page

                                PART I

ITEM 1.  Business ........................................  1
ITEM 2.  Properties ......................................  18
ITEM 3.  Legal Proceedings ...............................  18
ITEM 4.  Submission of Matters to a Vote of Security

         Holders .........................................  18

                               PART II

ITEM 5.  Market for Registrant's Common Equity and Related

         Stockholder Matters .............................  19
ITEM 6.  Selected Financial Data .........................  20
ITEM 7.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations .............  21
ITEM 7A. Quantitative and Qualitative Disclosures About
         Market Risk .....................................  26
ITEM 8.  Financial Statements and Supplemental Data ......  26
ITEM 9.  Changes in and Disagreements on Accounting and
         Financial Disclosure ............................  26

                               PART III

ITEM 10. Directors and Executive Officers of the
         Registrant .....................................   27
ITEM 11. Executive Compensation .........................   27
ITEM 12. Security Ownership of Certain Beneficial Owners
          and Management ................................   27
ITEM 13. Certain Relationships and Related Transactions..   27

                    PART IV AND SIGNATURES

ITEM 14. Exhibits, Financial Statements and Financial
         Statement Schedules and Reports on Form 8-K .....  27

SIGNATURES ...............................................  29

* The figure indicated on the cover page as to the aggregate market value of shares of the registrant's voting stock held by nonaffiliates represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K. The aggregate market value indicated is based upon the closing price of the registrant's common stock as reported by the Nasdaq National Market as of October 30, 1998. Shares held by non-affiliates were calculated by reducing total outstanding shares by outstanding shares beneficially owned by executive officers and Directors of the registrant or by any stockholder beneficially owning more than 10% of registrant's common stock, as incorporated herein under the heading "Security Ownership of Certain Beneficial Owners and Management," who were considered for purposes of this disclosure to be affiliates.

PAGE

                                 PART I

ITEM 1.  Business.

Cautionary Statement Regarding Forward-Looking Information

     This Report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. All of the statements contained in this Report, other than statements of historical fact, should be considered forward-looking statements, including, but not limited to, those concerning the Company's strategies, objectives and plans for expansion of its operations, products and services and growth in demand for sensor products. There can be no assurances that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report. All subsequent written and oral forward-looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Introduction

     The Company is a leading designer and manufacturer of electronic sensor components and assemblies that detect motion and position for a broad range of applications. The Company utilizes optoelectronic and magnetic field sensing technologies to target customized, non-standard applications that require specialized engineering and manufacturing expertise. The Company sells its products for end use by OEMs in the office equipment, automotive, industrial, aerospace/defense, medical and communications markets. The Company believes that in many cases it is the sole source supplier for specific components and assemblies necessary for its customers' applications. In fiscal 1998 major customers of the Company included C.P. Clare Corporation, General Motors Corporation, Pitney Bowes, Inc., Strattec Security Corporation and Xerox Corporation.

     The Company's primary business has been focused on the design and manufacture of optoelectronic semiconductor chips, discrete components and assemblies for commercial (i.e., office equipment, industrial, medical and communications) OEMs. The Company's commercial products include a wide array of custom electronic components and assemblies which are each designed to address specific applications required by its diverse customer base. Demand by commercial customers for the Company's sensors is driven by sales of OEM products that incorporate the Company's sensors and frequently have life cycles ranging from three to 15 years. Often, the Company is able to leverage its specialized engineering expertise and close customer relationships to assist in the design of its customers' next generation of products, which significantly increases the Company's ability to secure continuing sales from these customers as their product lines evolve. As a result, commercial OEMs have represented a stable and predictable sales base for the Company.

     The Company has leveraged its expertise in commercial markets to develop customized electronic sensors to address the growing application requirements of the automotive market. The Company believes that the automotive sector represents its primary opportunity for growth as an increasing number of sensors are being incorporated into automobiles to improve fuel efficiency and emissions, increase passenger safety and provide additional consumer options. The Company believes this trend will continue as governmental regulation mandates improved passenger safety and reduced emissions and consumers demand better safety and performance and increased functionality. As a result of its strategic pursuit of the automotive market, the Company's sales to the automotive market have grown from 2% to 31% of net sales from fiscal 1992 to fiscal 1998, respectively. Currently, a substantial portion of the Company's automotive assemblies are sold for use in a relatively small number of applications. The Company presently sells electronic sensors for use in General Motors' automobile ignition and theft deterrent systems. In addition, the Company's engineering and manufacturing expertise and customer relationships have resulted in the Company being awarded a number of automotive programs.

     The Company's manufacturing operations are vertically integrated, with facilities located in Carrollton, Texas and Juarez, Mexico. Over 80% of the Company's products are assembled in facilities operated by the Company in Juarez, Mexico. The Company markets its products worldwide through its own technical sales staff, independent sales representatives and independent stocking distributors.

Industry Background

     The use of electronic sensors is playing a key role in the increasing convenience, functionality, safety and performance of many products. Sensors are electronic devices that detect the presence and/or amount of a physical stimulus such as temperature, motion, position or pressure. The sensor converts the detected stimuli into electrical signals which can be interpreted by a microprocessor to initiate a desired response. In effect, sensors act as the interface between the physical world and electronic systems.

     Electronic sensors operate without physical contact and are generally capable of more accurate, reliable and sensitive detection than standard mechanical or electromechanical devices. These characteristics coupled with generally increased speed, durability and compactness, have prompted the substitution of electronic sensors for applications that previously used mechanical and electromechanical switches. For example, to achieve higher reliability, lower maintenance costs, increased fuel efficiency and better emission control, automobile engine manufacturers are utilizing electronic sensors to control the firing of spark plugs in ignition systems, thereby replacing the traditional mechanical distributor. In addition, sensors are being used to offer increased functionality and performance in products. Electronic sensors are used in vending and coin changing machines to determine whether the currency tendered is counterfeit.

     Two major types of electronic sensors are optoelectronic and magnetic. Optoelectronic sensors use a light emitting diode ("LED") and a photosensitive receiver to detect light as a means of sensing motion, speed or position. For example, in security systems, optoelectronic sensors sense the interruption of a beam of light; in communications products, they transmit and receive data over fiber optic cables; in military applications, they assist a missile's guidance system in controlling direction; and in computer peripherals, they enable a tape drive to sense the edge of the tape. Magnetic sensors detect small changes in a magnetic field. Magnetic sensors are well-suited for use in environments where the presence of dirt, heat or other hostile conditions could reduce the accuracy and reliability of light-based optoelectronic sensors such as in certain automotive applications.

     Electronic sensors are generally divided into two categories: standardized products which are produced to general specifications and customized products which are designed to meet customer specific applications using significant technical expertise. The use of custom sensors to perform basic product functions in various commercial applications such as high-end office equipment and certain industrial applications is well established, and these markets have presented a steady sales base.

     Growth in the use of sensors in automotive applications has been driven by governmental regulation of the environment and passenger safety and by consumer preferences, which have required greater fuel efficiency, better emission control, additional safety features and passenger options in automobiles. These applications drive the demand for more and better sensors. For example, ignition systems using magnetic sensors, which have replaced the mechanical distributor in certain automobiles, are better able to control the firing of the spark plugs, thus improving fuel efficiency and reducing pollution. As new automobile designs incorporate more and increasingly sophisticated electronics, the demand for sensors in automotive applications is expected to continue to increase.

PAGE

Business Strategy

     The Company's objective is to maintain and enhance its position as a leading designer and manufacturer of custom electronic sensors. Key elements of the Company's business strategy include:

     Leverage Expertise in Custom Applications. The Company has structured its operations to effectively and efficiently handle the design and manufacture of customer-specific products. Companies that compete on the basis of the functionality and performance of their products often require sensors that are unique and specific to their product. A customer's application typically requires particular electrical, optical and mechanical packaging characteristics. The Company's engineering and technical expertise have made it, in many cases, an integral part of its OEM customers' design teams. This expertise and the Company's close customer relationships have helped it to develop a stable business with commercial (i.e., office equipment, industrial, medical and communications) customers.

     Pursue Additional Automotive Applications. The Company has leveraged its expertise in commercial markets to develop customized electronic sensors to address the growing application requirements of the automotive market. An increasing number of sensors are being incorporated into automobiles to improve fuel efficiency, increase safety and provide additional passenger options. The Company believes this trend will continue as governmental regulations mandate increases in safety and decreases in emissions and as consumers demand better performance and increased functionality. In fiscal 1992, the Company began production and sale of magnetic field sensors for automotive applications and continued efforts to identify additional applications. As a result of this strategic pursuit of the automotive market, by fiscal 1998 automotive sales represented approximately 31% of net sales. In late 1997, the Company obtained QS-9000 certification, a rigorous quality standard required by the Big Three auto makers. In order to expand the range of automotive applications which can be addressed, the Company has developed magnetoresistive sensors, which have sensitivity characteristics particularly useful in automotive applications. Effective October 30, 1998, the Company, together with Emcore Corporation ("Emcore"), a manufacturer of magnetoresistive chips, formed Emtek Sensors L.L.C. ("Emtek") for the purpose of manufacturing and marketing specified discrete magnetoresistive sensors in order to make this technology more readily available with the objectives of increasing the volume of demand for these sensors and improving their competitiveness with other technologies. The Company is also adding engineering and manufacturing resources primarily to enable the handling of additional automotive customer development programs.

     Leverage Vertically Integrated Manufacturing Capabilities. The Company believes its high degree of control of the manufacturing process and stringent quality control procedures are competitive advantages. The Company's vertically integrated manufacturing structure enables it to exercise better control throughout manufacturing processes and to respond on a timely basis to customer requests for development of new products and design changes to existing products. The Company manufactures sensor and LED semiconductor chips; tools and plastic molds; plastic assemblies; discrete, assembly, hybrid and high reliability components; printed circuit boards and wire and cable assemblies.

     Utilize Multiple Sales Channels for Effective Market Coverage. The Company sells its products through a combination of direct technical sales personnel (eight in the United States and three in Europe), 20 independent manufacturers' representatives and 42 electronics parts distributors, both domestically and internationally. The multiple sales channels enable more efficient and wider coverage of available markets. The Company's technical sales personnel, together with the Company's engineering staff, seek to develop long-term relationships with customers by working closely with them throughout all phases of new product development and subsequent production. In addition, independent manufacturers' representatives provide additional market coverage for the Company. The Company selects representatives on their ability to effectively interface with its customers' engineers.
Distributors are typically utilized where customers are outsourcing their electronics parts purchasing and inventory functions.

The Company believes that the combination of its own technical sales people together with independent sales representatives and distributors allows the Company to market its products in an efficient cost-effective manner.

Products and Technology

     The Company is a leading designer and manufacturer of electronic sensor components and assemblies that detect motion and position for a broad range of applications. The Company utilizes optoelectronic and magnetic field sensing technologies to target non-standard applications that require specialized engineering and manufacturing expertise. The Company sells its products for end use by OEMs in the office equipment, automotive, industrial, aerospace/defense, medical and communications markets.

Optoelectronic Sensor Products

     The largest portion of the Company's current business consists of the design, manufacture and sale of custom devices which use optoelectronic technology to satisfy the sensor requirements of its customers in all of its target markets. During 1998, sales of optoelectronic devices accounted for approximately 69% of the Company's net sales. Optoelectronic sensors use a light emitting diode ("LED") and a photosensitive receiver to detect light as a means of sensing motion, speed or position. For example, certain security systems emit a beam of light which is received by a sensor. The interruption of this beam causes an electrical response in the sensor which activates the alarm.

     The Company's optoelectronic products consist of: (i) infrared light emitting and light sensing semiconductor chips;
(ii) discrete components, which are plastic or metal packages housing the light emitting or light sensing chips; (iii) assemblies, which combine the light emitting and light sensing discrete components in a single package to meet various electrical and/or mechanical specifications; and (iv) fiber optic products, which use light emitting and light sensing technologies to transmit and receive light signals for data transmission through fiber optic cables.

     The following paragraphs describe these optoelectronic devices and their basic principles of operation:

     Semiconductor Chips. Light emitting and light sensing semiconductor chips are the core elements in the Company's optoelectronic products. LED chips emit light in response to an electrical charge. Optek manufactures light emitting chips from gallium arsenide and gallium aluminum arsenide wafers using standard semiconductor manufacturing techniques.

     Light sensors are semiconductor chips which convert light into electrical signals and can be used to sense and relay the signal produced by an LED. The Company produces light sensitive chips from polished silicon slices using standard silicon semiconductor manufacturing processes. The Company's light sensing chips have varying characteristics of speed, sensitivity and performance, which permit the Company to address applications requiring varying specifications. For example, less sensitive chips may perform better in applications where more ambient light is present that might otherwise cause a false signal.
Other chips incorporate transistors as an integral part of the chip, which amplifies the signal received.

     In addition, the Company has developed light sensors with analog or digital output characteristics. Less sophisticated light sensors, which are analog in nature, produce electricity in proportion to the amount of light applied. While analog output must be processed before it can be communicated to a logic device such as a microprocessor, digital output can be transmitted directly to a logic device without processing. The Company's digital chips are marketed under the trademark Photologic. The versatility of the Photologic chip's output geometry allows it to drive multiple outputs, potentially resulting in customer savings in system processing circuitry.

     The Company has also developed a Photologic chip with low level input detection and on-chip voltage regulation which enables the chip to function under fluctuating power conditions. The former characteristic is particularly useful in fiber optics where the signal transmitted may be a very low-level signal. The latter characteristic finds a wide range of applications, for example, with battery powered devices or under conditions of heavy electrical interference.

     The Company uses a substantial portion of the semiconductor chips it manufactures in its discrete components. On occasion, however, the Company does design and manufacture custom semiconductor chips for specific customer applications.

     Discrete Components. Discrete components incorporate the Company's LED or sensor chips in either plastic or metal packages which protect the chip and control the focus of light to or from the chip. These components form an integral part of the assemblies manufactured by the Company. In manufacturing discrete components, LED or sensor chips are mounted on lead frames or headers, a wire is bonded from the chip to the lead, and the device is housed in a plastic or metal package. While most of the Company's discrete components are used in its own assembly manufacturing operations, the Company also manufactures and sells discrete components to OEMs, which integrate them into their own products, and through independent distributors.

     Assemblies. Most of the Company's business is directed to the sale of custom assemblies which are designed to be easily
integrated into the customer's products.   In assemblies, the LED
and sensor components are incorporated in physical packaging capable of withstanding rigorous environmental conditions of temperature, acceleration or mechanical shock. Generally, discrete LED and sensor components are used in combination with one another in interruptive or reflective assemblies. Each of these assemblies includes a discrete emitter, a light transmission path and a discrete sensing component. The sensing function occurs when an object interrupts the light transmission path from emitter to sensor or reflects the emitted light back to the sensor.

     Optoelectronic LEDs and sensors can also be paired in sealed couplings to isolate electrical noise or high voltage from an electrical circuit. These coupled assemblies are used to protect computers and other sensitive circuits from potentially damaging electrical surges or electrical noise.


     Fiber Optic Products. As a complement to its other optoelectronic devices, the Company manufactures fiber optic LEDs and sensors. The Company uses its LED and sensor technology to provide the light signal and receiver products for data transmission through fiber. These products allow electronic equipment, such as energy management systems, computers and even telephones, to communicate over thin lightweight cables of glass or plastic fiber.

Magnetic Sensor Products

     During fiscal 1992, the Company began production of Hall Effect (magnetic field sensing) devices which sense physical events by reacting to changes in magnetic fields. As the magnetic field applied to the sensor changes, the sensor produces a signal which is relayed to a control device. Since magnetic fields are relatively unaffected by the cleanliness of the environment, magnetic devices can be used in environments in which a clear optical path is inhibited. Because the presence of oil and dirt is characteristic of automotive applications, magnetic sensing devices are particularly useful in such applications. For example, magnetic devices sense rotation of gears in automobiles for various applications where the presence of dirt and oil would make the application of optoelectronic technology impractical. The first practical application of this technology by the Company was the production of crankshaft and camshaft sensors used in conjunction with ignition systems on automobiles. The Company also produces a magnetic sensor used in an automotive theft deterrent system. The Company has sought to utilize the expertise and experience gained through its initial automotive programs to identify and participate in additional sensor programs. Presently, most automotive applications served by the Company's products use magnetic sensors, although the Company has begun to introduce optoelectronic technology in a few automotive applications. To date, few applications for magnetic sensors have been developed by the Company outside automotive applications.

     As with the manufacture of optoelectronic products, the Company is vertically integrated and capable of producing each of the elements incorporated into its magnetic sensor assemblies. The basic building block of each device is a semiconductor chip which reacts to fluctuations in a magnetic field. The Company produces its own Hall Effect sensor chips through processes and techniques similar to those used for manufacturing the Company's light sensing chips. The Company purchases substantially all of its requirements of magnetoresistive sensor chips from Emcore, which has been licensed to use certain patented technology related to the manufacture of such chips. These chips are mounted into discrete components, which are incorporated into custom assemblies.

Customers

     In fiscal 1998, Optek's ten largest customers accounted for approximately 66% of net sales. Sales to two customers, Strattec Security Corporation and General Motors Corporation, accounted for 18% and 11%, respectively, of the Company's net sales during fiscal 1998.

     Historically, a relatively small number of customers has accounted for a significant percentage of the Company's total net sales, and the Company expects that this trend will continue.
The Company's ability to achieve sales in the future will depend upon its ability to obtain orders from, maintain relationships with and provide support to a relatively small number of existing and new key customers. As a result, any cancellation, reduction, rescheduling or delay in orders by or shipments to any customer or the discontinuation or redesign by any customer of its products which currently incorporate one or more of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition.

     The automotive industry, which accounted for approximately 31% of the Company's net sales during fiscal 1998, represents the fastest area of growth for the Company. The automotive industry is cyclical due to general economic conditions, the level of interest rates, consumer confidence, patterns of consumer spending and the automobile replacement cycle, all of which are beyond the control of the Company. In addition, the Company's customers in the automotive industry are highly unionized and have in the past experienced labor disruptions. Accordingly, automotive production may not increase or may decline in the future. A significant reduction or prolonged interruption in automotive production could have a material adverse effect on the Company.

     The Company's customers normally purchase the Company's products and incorporate them in products that they in turn sell into their own markets on an ongoing basis. As a result, the Company's sales are dependent upon the success of its customers' products, and its future performance is dependent upon its success in finding new customers and receiving new orders from existing customers.

Sales, Marketing and Distribution

     Optek sells its products through its technical sales staff, independent sales representatives and independent stocking distributors. At October 30, 1998, the Company employed eight technical sales people who operate out of the Company's offices in Carrollton, Texas and three technical sales people operating out of offices in Western Europe. The Company also sells its products worldwide through 20 independent sales representatives and 42 stocking distributors. Certain shipments to distributors are subject to limited right-of-return provisions.

     The Company's technical sales personnel, together with the Company's engineering staff, seek to develop long-term relationships with customers by working closely with them throughout all phases of new product development and subsequent production. Initial customer contact is usually made by either a member of the Company's technical sales staff, a sales representative or a distributor for the geographic area. The representative determines if custom optoelectronic or magnetic components or assemblies could perform the specific sensing functions desired by the customer. Typically, the customer either provides a detailed specification of its requirements or is assisted by the Company's engineering and technical sales staff in the development of specifications. The Company then develops a technical proposal, incorporating preliminary design concepts, and submits the technical proposal to the customer. The technical proposal typically includes pricing terms, which usually include a one-time tooling charge and a unit price for the product over a specified period based on an estimated production volume. After approval, the Company continues to work with the customer to develop an assembly meeting the customer's requirements. Frequently, especially in automotive applications, the Company is involved in development, testing and qualification phases which involve all aspects of the Company's engineering and manufacturing expertise.

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

     Many products sold by the Company are application specific and, therefore, have life cycles generally ranging from three to
15 years.   For example, many products sold to the automotive
industry are model, engine or system specific. As described above, lengthy product development cycles requiring substantial design and qualification are customary in the sourcing decisions of OEMs. Therefore, the primary focus of the Company's sales effort is to develop applications designed into the products of OEMs during development.

Engineering and Development

     A significant portion of the Company's design and application expertise is devoted to developing customized products for performing specific applications. As a result, the Company's efforts have been primarily directed toward developing enhancements to existing customer applications and to identifying new customer-specific applications. Typically, the Company conducts joint development efforts with its customers and receives funds for the custom tooling required to manufacture the customer's assembly. The Company employs over 85 engineers, many of whom are focused on working with customers to design assemblies to perform additional applications. The Company seeks to involve its engineers in the design phase of its customer's products.

     In order to expand the range of applications which can be addressed with magnetic sensor devices, the Company has identified magnetoresistive technology as one alternative for new magnetic sensor designs. Magnetoresistive technology produces a superior signal to noise ratio, and is able to detect very slow
motion which is required in certain applications.   The Company
has been awarded additional programs by an automotive OEM utilizing magnetoresistive motion and position sensors for electronic ignition systems. On October 30, 1998 the Company formed Emtek with Emcore. The purpose of Emtek is to manufacture and market specified discrete components incorporating magnetoresistive chips in order to make this technology more readily available, with the objectives of increasing the volume of chips produced and improving their competitiveness with alternative technologies.

     In addition, in order to address certain fiber optic applications requiring higher data transmission speeds, the Company has applied a portion of its research activities in recent years to the development of higher speed fiber optic LEDs, sensors, and transceivers.

     During the past three fiscal years, the Company's product development and engineering expenses have ranged between 6% and 8% of net sales, not including that portion which has been funded by customers. Future developments may require the Company to allocate increased resources to advances in optoelectronic and magnetic sensor technologies. However, no assurance can be given that the Company will be successful in further expanding these technologies.

Manufacturing

     The Company utilizes a vertically integrated manufacturing structure which enables the Company to exercise better control through all manufacturing cycles and to respond on a timely basis to customer requests for development of new products and design changes to existing products. The Company manufactures sensor and LED semiconductor chips, tools and plastic molds, plastic assemblies, discrete, assembly, hybrid and high reliability components, printed circuit boards and wire and cable assemblies.

     The Company attempts to maintain consistent high product quality as a means to attract and retain customer business and limit price competition. As customers have moved to "just-in-time" inventory management, products are often shipped directly to the production line without incoming inspection. The Company utilizes advanced machinery and production techniques, incorporates raw materials conforming to stringent quality standards and individually tests each of its products in an effort to manufacture products of consistent high quality and reliability.

     The principal raw materials used by the Company in the manufacture of its semiconductor chips, components and assemblies are silicon wafers, gallium wafers, certain chemicals and gases used in processing wafers, gold wire, copper lead frames, metal and plastic for packages that house the chip and the various custom assemblies, and magnets used in certain magnetic sensor applications. Presently, the Company uses sole sources for its requirements of some of the materials used in its manufacturing operations, which could adversely affect the Company if any such source failed to deliver for any reason. The Company is currently identifying and qualifying additional sources for these materials. From time to time, particularly during periods of increased industry-wide demand, silicon wafers and other materials have been in short supply. As is typical in the industry, the Company allows for a significant lead-time between
order and delivery of raw materials.   See "Risk Factors - Sole
or Limited Sources of Supply."

     The Company's silicon and gallium arsenide chip manufacturing, high reliability and hybrid assembly manufacturing and tooling, plastic molding and printed circuit board operations occupy approximately 52,000 square feet of manufacturing space at the Company's facilities in Carrollton, Texas. The Company's non-military discrete components, interrupter and reflective assemblies and isolators/couplers are assembled in the facilities of the Company's subsidiaries located in Juarez, Mexico utilizing approximately 118,000 square feet in two buildings.

     Over 80% of the Company's components and assemblies are produced in facilities operated by the Company in Juarez, Mexico. Mexico has enacted legislation to promote the use of such manufacturing operations by foreign companies and continuation of these operations depends upon: compliance with applicable laws and regulations of the United States and Mexico; the availability of less expensive labor; and the continuation of favorable ex-change rates. These operations are authorized to operate as Maquiladoras by the Ministry of Commerce and Industrial Development of Mexico. Maquiladora status allows the Company to wholly own its Mexican subsidiaries and to import certain items from the United States into Mexico duty free, provided that such items, after processing, are re-exported from Mexico within six months. Maquiladora status, which must be renewed every two years, is subject to various restrictions and requirements, including: compliance with the terms of the Maquiladora program; proper utilization of imported materials; hiring and training of Mexican personnel; compliance with tax, labor, exchange control and notice provisions and regulations; and compliance with locational constraints. Although assembly operations in Mexico continue to be less expensive than comparable operations in the United States, in recent years many companies have established Maquiladora operations in the Juarez area to take advantage of lower labor costs. Increasing demand for labor, particularly skilled labor and professionals, from new and existing Maquiladora operations has in the past and could in the future result in increased labor costs. The Company may be required to make additional investments in automating equipment to partially offset increased labor costs. The loss of Maquiladora status, the inability to recruit, hire and retain qualified employees, a significant increase in labor costs, unfavorable exchange rates or interruptions in the trade relations between the United States and Mexico could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company anticipates that additional manufacturing capacity, primarily in Mexico, will be required to support growth over the next several years. Therefore, the Company increased capital expenditures in fiscal 1998 and plans to continue that program through fiscal 1999 and 2000, with anticipated expenditures to total approximately $10 to $15 million over the three year period. The timing and amount of such expenditures is subject to adjustment based upon continued evaluation by management.

Intellectual Property

     The Company relies on its technical engineering expertise as protected by trade secret laws and nondisclosure agreements and, to a lesser extent, on a combination of patent, maskwork rights, copyright, trademark and other intellectual property protection methods to protect its proprietary technology. Although the Company currently holds four patents and has one pending patent application in the United States, the Company believes that patents are of less significance in its industry than such factors as customer service, innovation, technical expertise and know-how of its personnel. There can be no assurance that the Company's competitors will not be able to legally ascertain the nonpatented proprietary information embedded in the Company's sensor components or other products, in which case the Company may be unable to prevent use of such information. To the extent the Company elects to assert its patent rights, there can be no assurance that any claims of the Company's patents will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, that any rights granted thereunder will provide adequate protection to the Company, or that the Company will have sufficient resources to prosecute its rights. The Company has received notification of patent issues concerning a process used to manufacture a small portion of its products, but believes the issues asserted are without merit. There can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future, or that such assertions, if proven to be true, will not materially adversely affect the Company's business, operating results and financial condition. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance that a license will be available on reasonable terms or at all. Alternatively, the Company could resort to litigation to challenge such claims.
Such challenges could be extremely expensive and time consuming. Adverse determinations in any litigation could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling its products. Any of these developments could have a material adverse effect on the Company's business, operating results and financial condition.

Competition

     The Company believes that competition in the market for custom optoelectronic and magnetic sensors is intense and likely to increase substantially. Competition in the sensor markets served by the Company is primarily based upon custom design capabilities, quality, technology, responsiveness, timely delivery and, to a lesser extent, price. The Company competes with numerous companies for the custom optoelectronic and magnetic sensor requirements of OEMs producing office equipment, automotive products, industrial products, aerospace/defense and medical applications and communications equipment. The Company believes that its principal competitor for sales of custom sensor components and assemblies is Honeywell, Inc. In addition, because certain OEMs, either directly or through affiliated entities, have internal capabilities to design and manufacture custom sensor components and assemblies, the Company must also compete with the in-house capabilities of such OEMs. In some cases, the Company's prospective customers may elect to purchase low-cost standardized sensor components from commodity suppliers and utilize their in-house design and manufacturing capability to adapt such standard components to fulfill their sensor requirements. See "Risk Factors - Competition."

Environmental

     The Company is subject to a variety of domestic and Mexican governmental regulations relating to the use, storage, handling and disposal of toxic or other hazardous substances used in connection with its manufacturing activities. Any failure by the Company to control the use, storage, handling or disposal or adequately restrict the discharge of hazardous or toxic substances could subject the Company to significant liability or could cause the Company's manufacturing operations to be curtailed or suspended. See "Risk Factors - Limited Insurance Coverage; Environmental Regulation."

Backlog

     The Company's order backlog was approximately $22.8 million at October 30, 1998 compared with a backlog of approximately $23.9 million at October 31, 1997 and approximately $18.4 million at October 25, 1996. The Company's backlog is comprised of orders which customers have released and scheduled for delivery within one year. Sales orders are typically made on the Company's standard form, which permits the customer to cancel the order in whole or in part. By industry practice, orders may be canceled or modified at any time, with the customer being responsible for all finished goods, all costs, direct and indirect, incurred by the Company and a reasonable allowance for anticipated profits. No assurance can be given that such amounts will be received by the Company after cancellation.

Employees

     As of October 30, 1998, the Company employed 2,145 persons, including 1,980 in manufacturing and assembly (1,768 in Juarez, Mexico and 212 in Carrollton, Texas), 120 in sales and engineering and 45 in management and administration. Some of the Company's employees are highly skilled and the Company's continued success will depend in part on its ability to attract and retain such employees, who are generally in demand. At times, the Company has had difficulty hiring engineering personnel with previous experience in its industry due to the limited number of engineers available with such experience. To date, this difficulty has not materially affected the Company's operations. The Company has never had a work stoppage, no employees are represented by any labor organization and the Company considers its employee relations to be good.

Risk Factors

     Numerous factors may affect the Company's future performance, including the following:

     Fluctuations in Operating Results. The Company's net sales and operating results have varied on a quarterly and an annual basis in the past and may vary significantly in the future. The Company's first fiscal quarter, which ends in January, includes the holiday season, which impacts customer order entry and also includes an annual facilities shutdown, and has therefore traditionally been the Company's lowest in terms of net sales and operating income. Historically, the Company's net sales have been lower in such quarter than in the immediately preceding quarters. The Company's third fiscal quarter has in the past been affected by the extended vacation season in Europe, which reduces international sales during that period. The Company's net sales and operating results could be materially and adversely affected by many factors, some of which are partially or wholly outside the control of the Company, including, among others, failure to be selected to supply sensors for new products and programs, quality control of products sold, the relatively long sales and development cycle for the Company's products, the Company's ability to introduce new products and technologies on a timely basis, market acceptance of the Company's and its customers' products, the timing, deferral or cancellation of customer orders and related shipments, competitive pressures on selling prices, availability of raw materials, fluctuations in yields, changes in product mix, changes in the lead time required to ship products after receipt of an order, introduction of products and technologies by the Company's competitors and customers, personnel changes and difficulties in attracting and retaining qualified technical personnel and economic conditions generally and in the automotive and commercial markets.

     A significant portion of the Company's product sales are made pursuant to standard purchase orders that, in some cases, are cancelable without significant penalties. In addition, purchase orders are subject to changes in quantities of products and delivery schedules to reflect changes in customers' requirements and manufacturing availability. The Company's actual shipments depend in part on the Company's manufacturing capacity and the availability of raw materials from the Company's suppliers. The Company's expense levels are based, in part, on its expectations as to future net sales and to some extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues, and any significant shortfall of demand in relation to the Company's expectations or any material delay or deferral of customer orders would have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has commenced expenditures to increase manufacturing capacity and engineering resources in anticipation of additional potential net sales. In the event that such additional net sales do not materialize when and as anticipated, such expenditures could adversely affect the Company's gross margins and operating margins.

     As a result of the foregoing and other factors, it is likely that in some future periods the Company's operating results will fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the trading price of the Company's Common Stock could drop significantly.

     Dependence on Automotive Industry. The automotive industry, which accounted for approximately 31% of the Company's net sales during fiscal 1998, has in recent years represented the fastest area of growth for the Company. Thus, the maintenance of or improvement in the Company's operating results for future periods will depend in part on its success in the automotive sensor market and on the increasing of use of sensors in automobiles to improve fuel efficiency, safety and consumer options. Currently, a substantial portion of the Company's automotive assemblies are sold for use in a relatively small number of applications. No assurance can be given that additional applications will be developed or that the Company will be successful in participating in them.

     The automotive industry is cyclical due to general economic conditions, the level of interest rates, consumer confidence, patterns of consumer spending and the automobile replacement cycle, all of which are beyond the control of the Company. In addition, the Company's customers in the automotive industry are highly unionized and have in the past experienced labor disruptions. Accordingly, automotive production may not increase or may decline in the future. A significant reduction or prolonged interruption in automotive production could have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on Customer Specific Products; Lengthy Sales and Development Cycle. A substantial portion of the Company's products are designed to address the specific needs of individual customers. As a result, the sales and development cycle for these products can be lengthy, with the development cycle alone ranging from four to 36 months or longer for new products in new applications, and are particularly long for products targeted to the automotive industry. Because customer specific products are developed for particular customers' applications, some of the Company's current and future customer specific products may never be produced in high volume, or at all, due to the Company's inability to introduce custom products in a timely manner, delays in the introduction of the Company's customers' products, the failure of the Company's customers' products to achieve and sustain commercial success or the discontinuation of a customer's product line. Any of these occurrences could have a material adverse effect on the Company's business, operating results and financial condition.

     Product Life Cycles; Dependence on Selection as Provider for New Products. The Company's ability to generate net sales in the future is primarily dependent on its being selected by OEMs as a provider of sensor components and/or assemblies for their new products. OEMs typically select and qualify sensor providers for new product models during the initial design and testing phases of their product development cycles, which typically range from four to over 36 months in length. Once a new product model is implemented, its life cycle typically ranges from three to 15 years. The Company believes that it would be difficult for it to begin providing components and assemblies for use in a particular end product if the Company had not been selected and qualified as a provider during the development of such product. Therefore, a failure to be selected as a provider during the early stages of a product's life cycle could preclude the Company from ever providing assemblies and components for such product model throughout its life cycle. In addition, such failure to be selected could reduce the Company's ability to be selected as a provider for future product models if, for example, such failure adversely affects the working relationship between the Company and the manufacturer of such product model. There can be no assurance that the Company will be selected as a provider of sensor assemblies and components for new product models introduced by current customers or other OEMs. Unless the Company is selected as a supplier of sensor components and assemblies for new models as existing models are phased out, the Company's business, operating results and financial condition could be materially and adversely affected.

     Customer Concentration. Historically, a relatively small number of customers has accounted for a significant percentage of the Company's total net sales, and the Company expects that this trend will continue. During fiscal 1998, the Company's ten largest customers accounted for approximately 66% of net sales. Two customers, Strattec Security Corporation and General Motors Corporation made purchases which accounted for 18% and 11%, respectively, of the Company's net sales for fiscal 1998. The Company's ability to achieve sales in the future will depend upon its ability to obtain orders from, maintain relationships with and provide support to a relatively small number of existing and new key customers. As a result, any cancellation, reduction, rescheduling or delay in orders by or shipments to any significant customer or the discontinuation or redesign by any such customer of its products which currently incorporate one or more of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition.

     Pricing Pressure. There is continuing pressure from OEMs to reduce costs associated with outside suppliers such as the Company. In some cases, the Company sells products under agreements which contain provisions that require the Company to reduce its per unit price over time. The Company's other products, subject to periodic re-quotation, may also experience declining average selling prices over their life cycles with a similar potential impact on gross margins if the Company is unable to reduce corresponding costs or introduce new products with higher gross margins. If the Company is unable to make corresponding product cost reductions, the resulting decline in the average selling prices of the products sold could reduce the Company's product gross margin.

     Foreign Manufacturing Operations. Over 80% of the Company's components and assemblies are produced in facilities operated by the Company in Juarez, Mexico. Mexico has enacted legislation to promote the use of such manufacturing operations by foreign companies and continuation of these operations depends upon: compliance with applicable laws and regulations of the United States and Mexico; the availability of less expensive labor; and the continuation of favorable exchange rates. These operations are authorized to operate as Maquiladoras by the Ministry of Commerce and Industrial Development of Mexico. Maquiladora status allows the Company to wholly own its Mexican subsidiaries and to import certain items from the United States into Mexico duty free, provided that such items, after processing, are re-exported from Mexico within six months. Maquiladora status, which must be renewed every two years, is subject to various restrictions and requirements, including: compliance with the terms of the Maquiladora program; proper utilization of imported materials; hiring and training of Mexican personnel; compliance with tax, labor, exchange control and notice provisions and regulations; and compliance with locational constraints. Although assembly operations in Mexico continue to be less expensive than comparable operations in the United States, in recent years many companies have established Maquiladora operations in the Juarez area to take advantage of lower labor costs. Increasing demand for labor, particularly skilled labor and professionals, from new and existing Maquiladora operations has in the past and could in the future result in increased labor costs. The Company may be required to make additional investments in automating equipment to partially offset increased labor costs. The loss of Maquiladora status, the inability to recruit, hire and retain qualified employees, a significant increase in labor costs, unfavorable exchange rates or interruptions in the trade relations between the United States and Mexico could have a material adverse effect on the Company's business, operating results and financial condition. The Company anticipates that additional manufacturing capacity, primarily in Mexico, will be required to support growth over the next several years. Therefore, the Company increased capital expenditures in fiscal 1998 and plans to continue that program through fiscal 1999 and 2000, with anticipated expenditures to total approximately $10 to $15 million over the three year period. The timing and amount of such expenditures is subject to adjustment based upon continued evaluation by management.

     International Sales. During fiscal 1998, international sales accounted for approximately $18.9 million, or approximately 22% of net sales, as compared to $17.4 million, or approximately 23% of net sales for fiscal 1997 and $18.9 million, or approximately 28% of net sales for fiscal 1996. International
sales were made primarily to customers in Western Europe.   The
Company expects that revenues derived from international sales will continue to represent a significant portion of its net sales in the future. Because all of the Company's revenues from inter-national sales have to date been denominated in United States dollars, the Company does not currently face significant currency exchange rate risks. However, international operations and demand for the Company's and its customers' products are subject to a variety of risks, including tariffs, import restrictions and other trade barriers, changes in regulatory requirements, longer accounts receivable payment cycles, adverse tax consequences, export license requirements, foreign government regulation, political and economic instability and changes in diplomatic and trade relationships. In addition, currency fluctuations could reduce demand for the Company's products or demand for its customers' products by making them more expensive than competitors' products. There can be no assurance that one or more of the foregoing risks will not have a direct or indirect material adverse effect on the Company's business, operating results and financial condition. Moreover, the laws of certain foreign countries in which the Company's products are or may in the future be sold may not protect the Company's intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement or misap-propriation of the Company's intellectual property.

     Competition. The Company believes that competition in the market for custom optoelectronic and magnetic sensors is intense and is likely to increase. Competition in the sensor markets served by the Company is primarily based upon custom design capabilities, quality, technology, responsiveness, timely delivery and price. The Company competes with numerous companies for the custom optoelectronic and magnetic sensor requirements of OEMs producing office equipment, automotive products, industrial products, specialized aerospace/defense and medical applications and communications equipment. The Company believes that its principal competitor for sales of custom sensor components and assemblies is Honeywell, Inc. In addition, because certain OEMs, either directly or through affiliated entities, have internal capabilities to design and manufacture custom sensor components and assemblies, the Company must also compete with the in-house capabilities of such OEMs. In some cases, the Company's prospective customers may elect to purchase low-cost standardized sensor components from commodity suppliers and utilize their in-house design and manufacturing capabilities to adapt such standard components to fulfill their sensor requirements.
Certain of the Company's current and potential competitors may have substantially greater financial resources, name recognition and/or more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. Furthermore, the Company expects its competitors to continually improve their design and manufacturing capabilities and to introduce new products and processes with enhanced performance characteristics and/or lower prices. While the Company believes that its custom design capabilities, quality, responsiveness, engineering and operating efficiencies are competitive advantages, no assurance can be given that the Company will be able to compete successfully in the future. This competitive environment could result in significant price reductions or the loss of orders from current and/or potential customers which, in each case, could materially adversely affect the Company's business, operating results and financial condition.

     Sole or Limited Sources of Supply. The Company relies on outside vendors to supply raw materials used in the manufacture of its sensor components and assemblies. From time to time, certain of these materials, including lead frames used in the manufacture of discrete sensor components, are only attainable from a sole or limited group of qualified suppliers. The Company's reliance on outside vendors generally, and on a sole or limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required materials, reduced control over pricing and timely delivery of materials, and limited ability to pass on price increases to its customers. Because the procurement of certain of these components may require long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. The Company's ability to fill customer orders may depend on the availability of numerous different components from its suppliers and, particularly in periods of high demand, the Company has experienced difficulties in obtaining certain materials when needed which, in some cases, has delayed deliveries to the Company's customers. Furthermore, the Company's customers, in particular in the automotive industry, may require the Company to secure certain materials from quali-fied manufacturers and the process of qualifying an alternate supplier can take several months. If the Company is unable to secure materials due to supplier shortages or for any other reason, it could adversely affect the Company's ability to retain customer orders or to deliver products on a timely basis, which in turn could adversely affect its relationships with customers. If significant customer relationships were adversely affected in this manner or if significant orders were cancelled or delayed, it could have a material adverse effect on the Company's business, operating results and financial condition.

     Limited Intellectual Property Protection. The Company relies on its technical engineering expertise as protected by trade secret laws and nondisclosure agreements and, to a lesser extent, on a combination of patent, maskwork rights, copyright, trademark and other intellectual property protection methods to protect its proprietary technology. Although the Company currently holds four patents and has one pending patent application in the United States, the Company believes that patents are of less significance in its industry than such factors as customer service, innovation, technical expertise and know-how of its personnel. There can be no assurance that the Company's competitors will not be able to legally ascertain the nonpatented proprietary information embedded in the Company's sensor components or other products, in which case the Company may be unable to prevent use of such information. To the extent the Company elects to assert its patent rights, there can be no assurance that any claims of the Company's patents will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, that any rights granted thereunder will provide adequate protection to the Company, or that the Company will have sufficient resources to prosecute its rights. The Company has received notification of patent issues concerning a process used to manufacture a small portion of its products, but believes the issues asserted are without merit. There can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future, or that such assertions, if proven to be true, will not materially adversely affect the Company's business, operating results and financial condition. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance that a license will be available on reasonable terms or at all. Alternatively, the Company could resort to litigation to challenge such claims.
Such challenges could be extremely expensive and time consum-ing. Adverse determinations in any litigation could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling its products. Any of these developments could have a material adverse effect on the Company's business, operating results and financial condition.

     Limited Insurance Coverage; Environmental Regulation. The operations of the Company in the United Stated and in Mexico involve the use of industrial machine tools and exposure to hazardous chemicals, with attendant risks of liability for personal injury and property damage. There can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business. The Company maintains workers' compensation insurance and general liability insurance, with policy limits of $1 mil-lion and $2 million, respectively, per accident or occurrence. The Company also maintains an umbrella policy with limits of $20 million in the aggregate. Such insurance excludes coverage for losses or liabilities relating to environmental damage or pollution. The Company's business, operating results and financial condition could be materially adversely affected by a claim that was not covered or only partially covered by its insurance. In addition, the Company is subject to a variety of domestic and Mexican governmental regulations relating to the use, storage, handling and disposal of toxic or other hazardous substances used in connection with its manufacturing activities. Any failure by the Company to control the use, storage, handling or disposal or adequately restrict the discharge of hazardous or toxic substances could subject the Company to significant liabilities or could cause the Company's manufacturing operations to be curtailed or suspended.

     Technological Change. While the Company is unaware of any emerging technology that would have an adverse effect on its business, there can be no assurance that products or technologies developed by others will not render the Company's products obsolete or non-competitive. There an be no assurance that the Company will be able to define new products successfully and develop and bring to market new and enhanced products on a timely and cost effective basis, develop or access new processes or technologies or respond effectively to new technological changes or new product announcements by others. A failure in any of these areas could have a material adverse effect on the Company's business, operating results and financial condition.

     Reliance on Key Personnel; Need for Additional Technical Personnel. The Company's future financial performance will depend in significant part upon the continued contributions of its executive officers and other key personnel, many of whom would be difficult to replace. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. To better retain them, the Company has entered into employment agreements with its senior management. The failure to retain such persons, or to attract and retain replacements, could materially adversely affect the Company's business, operating results and financial condition.

     The Company believes that a key requirement for competing successfully in the optoelectronic and magnetic sensor business is the ability to attract and retain creative and knowledgeable design engineers and other technical personnel who are qualified in these fields. The number of design engineers who have the education, training, creativity and experience to design complex sensor solutions is very limited, and the competition for such personnel can be intense. Because of the active involvement of the Company's design engineers in the sales process, the Company's ability to pursue new customers and new projects from existing customers is affected by its available engineering resources. The Company's future success will be heavily dependent upon its ability to attract and retain qualified design, technical and management personnel. There can be no assurance that the Company will be able to continue to attract and retain these personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Risks of Product Liability. The use of the Company's products in various industrial, commercial or consumer applications may subject the Company to product liability claims. The automotive industry, in particular, has historically faced frequent product liability and similar claims. Although the Company has not experienced any product liability claims to date, the sale of products by the Company may entail the risk of such claims. Further, notwithstanding the possible existence of legal defenses or contractual limitations of liability, industry practices or the need to maintain good customer relationships may lead the Company to make payments related to such product liability claims. Notwithstanding the provisions in the agreements with its customers, any product liability claim, which often involve claims for substantial damages, brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

     Risks of Product Recalls. The automotive industry is heavily regulated by government agencies which establish various vehicle safety standards that are often indirectly related to the components and subcomponents in their vehicles. To the extent that any vehicles or any parts therein are required to be or are voluntarily recalled and the recall involves vehicles or parts that are directly or indirectly related to any of the Company's products, the Company may be required to repair or replace its products, redesign or reproduce its products or halt production or shipment of its products. Further, any recall of vehicles or parts directly or indirectly related to any of the Company's products may have the effect of damaging the Company's reputation. Although no such recall has involved the Company or its products in the past, such a recall could occur in the future and, if a recall does occur, it could have a material adverse effect upon the Company's business, operating results and financial condition.

     Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using 00 as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To become Year 2000 compliant, the Company has implemented a comprehensive study of its information technology systems. Because many of its systems were outdated and no longer supported, ordinary replacement with Year 2000 compliant systems has addressed most of the Company's needs in those areas. However, the Company found it necessary to upgrade its marketing order management software outside of the ordinary replacement cycle to be Year 2000 compliant at a cost of approximately $75,000. In addition, the Company is currently conducting a review of all PCs, HVAC, test equipment and similar systems and acting on them accordingly. To date, the Company has not identified any of such systems which it believes would fail and significantly disrupt the Company's operations.
In any event, the Company does not expect future costs to address its internal Year 2000 matters to exceed $150,000.

     Because the Company's products are not date sensitive, the Company does not believe that they will be affected by the Year
2000 Issue.

     Further, the Company has requested from all of its suppliers, and has received from approximately 65% of its suppliers, written questionnaires and assurances that they are taking the necessary measures to avoid any significant disruptions from Year 2000 noncompliance. The Company is continuing its efforts to identify any exposures from failure of any significant supplier to provide goods or services required by the Company.

     The Company anticipates being fully Year 2000 compliant in all of its information systems by April 30, 1999 and its production equipment by July 31, 1999. Although the Company is committed to a successful and timely Year 2000 conversion and funds are dedicated and available for this project, no assurance can be given that it will be fully and timely implemented. Failure of the Company's equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues if their systems malfunction or they expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company believes the least controllable and therefore most probable exposure specifically related to its business would be the failure of a supplier to timely provide goods or services required by the Company. The Company has obtained assurances of Year 2000 compliance from most of its suppliers and intends to continue canvassing critical suppliers concerning the compliance of their systems. In addition, the Company has in many instances sought to identify and qualify alternate suppliers, where feasible. However, if notwithstanding these measures the Company does not receive required goods or services as a result of the failure of one or more suppliers, such failure could have a material adverse effect upon the Company's business, operating results and financial condition.

     Uncertain Need and Availability of Additional Funding. Although the Company believes that its existing cash reserves, credit facility and cash flows from operations will be adequate to fund the Company's operations for at least the next 12 months, there can be no assurance that such sources will be adequate or that additional funds will not be required either during or after such period. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If addi-tional funds are raised through the issuance of equity securities, the percentage ownership of then current stock-holders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company develops and introduces its products, the market acceptance and competitive position of such products, the levels of promotion and advertising required to market such products and attain a competitive position in the marketplace, and the response of competitors to the Company's products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     Possible Volatility in Price of Common Stock. The market price of the Common Stock is likely to be volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, the introduction of new products, new contracts or changes in pricing policies by the Company or its competitors, developments with respect to proprietary rights, changes in earnings estimates by analysts, conditions and trends in the industries to which it markets its sensors as well as general market conditions and other fac-tors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the securities of technology companies. These broad market fluctuations, as well as general economic, market and political conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's common stock, securities class action litigation has often occurred against such companies. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Potential Future Acquisitions. In the future, the Company may pursue acquisitions of product lines, technologies or businesses. Future acquisitions by the Company may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets, each of which could materially adversely affect the Company's business, operating results and financial condition.
In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. There are currently no negotiations, com-mitments or agreements with respect to any acquisition. In the event that such an acquisition does occur, however, there can be no assurance as to the effect thereof on the Company's business, operating results and financial condition.

     Potential Issuance of Preferred Stock. The Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely and materially affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of preferred stock.

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

PAGE

ITEM 2.  Properties.

     The Company's administrative offices, engineering facilities, silicon and gallium arsenide chip manufacturing and hybrid assembly manufacturing, as well as tooling, plastic molding and printed circuit board operations, are located in a Company-owned building containing 205,000 square feet on a 15.5 acre site in Carrollton, Texas. The Company also leases approximately 6,250 square feet of warehouse space in El Paso, Texas. This lease expires in January of 1999.

     Over eighty percent of the Company's discrete components and assemblies are assembled at the facilities of the Company's subsidiaries located in Juarez, Mexico. The Mexican subsidiaries own, directly or beneficially through trust agreements with Banca Serfin, Sociedada Nacional de Credito, buildings in Juarez, Mexico containing 130,000 square feet at which the Company's assembly and test operations are performed. The Company also owns a smaller 24,000 square foot building which formerly contained assembly operations, but which the Company is currently seeking to sell.

     The Company believes that its existing facilities and equipment are well maintained and are in good operating condition. The Company anticipates that its current facilities will be suitable and adequate for its operations through 1999.


ITEM 3.  Legal Proceedings.

     The Company is not involved in any material current or pending legal proceedings, other than ordinary routine litigation incidental to its business.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted by the Company during the fourth quarter of the fiscal year ended October 30, 1998 to a vote of the Company's security holders through the solicitation of proxies or otherwise.

PAGE

                                  PART II

ITEM 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     The Common Stock is included for quotation in The Nasdaq Stock Market's National Market (the "Nasdaq National Market")
under the symbol  OPTT.   The following table sets forth the
quarterly high and low sales prices per share for the Common Stock for each quarterly period during the last two fiscal years.


                         High                Low
                         ----                ---
Fiscal 1997
-----------
  First Quarter......    $13.88              $ 9.00
  Second Quarter.....     14.13               10.50
  Third Quarter......     16.00               11.00
  Fourth Quarter ....     19.75               15.75

Fiscal 1998
-----------
  First Quarter .....    $23.25              $18.00
  Second Quarter ....     27.75               20.75
  Third Quarter .....     23.00               17.75

  Fourth Quarter ....     23.13               10.94



     At October 30, 1998, the Company had approximately 149 stockholders of record. The Company believes that a significant number of shares of the Company's Common Stock are held in street name and, consequently, the Company is unable to determine the actual number of beneficial owners thereof.

     The Company has never paid a cash dividend on its Common Stock, currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company's loan agreement contains covenants restricting the Company from paying dividends on its Common Stock exceeding 50% of its net profit during any fiscal year.

PAGE

ITEM 6.  Selected Financial Data.

     The following table summarizes certain selected consolidated financial data for the periods indicated. This information is derived from the Company's consolidated financial statements and is qualified in its entirety by, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.


                         Fiscal Year End
               ----------------------------------------------
               Oct. 30,  Oct. 31,  Oct. 25,  Oct. 27, Oct. 28,
               1998      1997      1996      1995     1994
               --------  --------  --------  -------- --------
                 (In thousands, except per share amounts)
Statement of income data:
-------------------------
Net sales      $87,229   $75,572   $67,395   $62,542   $55,625

Cost of sales   51,535    43,423    39,010    38,513    38,269
               ------    ------    ------    ------    ------
Gross profit    35,694    32,149    28,385    24,029    17,356


Product develop-
ment and
engineering
expenses         6,207     5,246     4,933     3,841     3,591
Selling, general
and administrative
expenses        10,203     9,145      8,266    7,090     6,536
                ------    ------   ------    ------    ------
Operating
income          19,284    17,758    15,186    13,098     7,229


Other (income) expense:
Interest (income)
expense           (652)      (65)    1,292     2,960     3,685
Other (income)
expense             46        59      (145)      142       365
                 -----      -----   ------   -------    -----
Total other, net  (606)       (6)    1,147     3,102     4,050
                ------    ------    ------   ------     ------
Income before
income taxes
and extraordinary
item            19,890    17,764    14,039     9,996     3,179

Income tax
expense          6,886     5,259     1,144       158         -
                 ------   ------    ------    ------    ------
Income before
extraordinary
item            13,004    12,505    12,895     9,838     3,179

Extraordinary
item, net of
income taxes         -     1,003         -         -         -
                ------    ------    ------    ------    ------

Net income     $13,004   $11,502   $12,895   $ 9,838   $ 3,179
               =======   =======   =======   =======   =======

Basic earnings
per share:
Income before
extraordinary
item           $  2.15   $  2.98   $  3.41   $  2.96   $  0.99
Extraordinary
item                 -     (0.24)        -         -         -
                ------    ------    ------    ------    ------
Basic earnings
per share      $  2.15   $  2.74   $  3.41   $  2.96   $  0.99
               =======   =======   =======    =======   =======
Weighted average
shares
outstanding      6,062     4,193     3,780     3,319     3,224

Diluted earnings
per share:
Income before
extraordinary
item           $  1.63   $   1.63  $  1.71   $  1.40   $  0.62
Extraordinary
item                 -     (0.13)        -         -         -
                ------    ------    ------    ------    ------
Diluted earnings
per share      $  1.63   $  1.50   $  1.71   $  1.40   $  0.62
                ======    ======    ======    ======    ======
Weighted average
common and
potentially
dilutive
shares
outstanding      7,961     7,672     7,544     7,007     5,154

Balance sheet data:
-------------------
Working
capital        $26,743   $15,068   $ 6,658   $ 4,028   $ 4,830
Total assets    52,672    38,936    25,886    26,065    27,827
Total current
liabilities     10,117    12,656     7,982     9,175     8,159
Long-term debt       -         -     3,428    15,996    28,692
Stockholders'
equity (deficit)42,415    26,163    14,067       810    (9,148)


ITEM 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

General

    Optek is a leading designer and manufacturer of electronic sensor components and assemblies that detect motion and position for a broad range of applications. The Company utilizes optoelectronic and magnetic field sensing technologies to target non-standard, customized applications that require specialized engineering and manufacturing expertise. The Company sells its products for end use by OEMs in the office equipment, automotive, industrial, aerospace/defense, medical and communications markets. The Company believes that in many cases it is the sole source supplier for specific components and assemblies necessary for its customers' applications. In fiscal 1998, major customers included C.P. Clare Corporation, General Motors Corporation,
Pitney Bowes, Inc., Strattec Security Corporation and Xerox
Corporation.

    The following table sets forth the Company's net sales by target market for the last three fiscal years:


                    Oct. 30,       Oct. 31,       Oct. 25,
                    1998           1997           1996
                    -------------- -------------- --------------
                    Actual Percent  Actual Percent Actual Percent
                    ------ -------  ------ ------- ------ -------
                                 (dollars in millions)
Office equipment    $28.4  32.7%   $25.4   33.6%  $24.8   36.7%
Automotive           26.6  30.5     19.1   25.3    12.9   19.1
Industrial           21.2  24.3     18.7   24.7    17.6   26.1
Aerospace/defense     5.0   5.7      6.0    7.9     6.0    8.9
Medical               4.4   5.0      4.4    5.8     4.0    5.9
Communications        1.6   1.8      2.0    2.7     2.2    3.3
                    -----  -----   -----   ----   -----   ----
Total net sales     $87.2 100.0%   $75.6  100.0%  $67.4  100.0%
                    ===== ======   =====  ======  =====  ======

     The Company's primary business has been focused on the design and manufacture of optoelectronic semiconductor chips, discrete components and assemblies for commercial (i.e., office equipment, industrial, medical and communications) OEMs. The
Company's commercial products include a wide array of custom electronic components and assemblies which are each designed to address specific applications required by its diverse customer base. Demand by commercial customers for the Company's sensors is driven by sales of OEM products that incorporate the Company's sensors and frequently have life cycles ranging from three to 15 years. Often, the Company is able to leverage its specialized engineering expertise and close customer relationships to assist in the design of its customers' next generation of products, which significantly increases the Company's ability to secure continuing sales from these customers as their product lines evolve. As a result, commercial OEMs have represented a stable and predictable sales base for the Company.

     The Company believes that the automotive sector represents its primary opportunity for growth as an increasing number of sensors are being incorporated into automobiles to improve fuel efficiency and emissions, increase passenger safety and provide additional consumer options. The Company believes this trend will continue as governmental regulation mandates improved passenger safety and reduced emissions and consumers demand better safety and performance and increased functionality. As a result of its strategic pursuit of the automotive market, the Company's sales to the automotive market have grown from 2% to 31% of net sales from fiscal 1992 to fiscal 1998, respectively. Currently, a substantial portion of the Company's automotive assemblies are sold for use in a relatively small number of applications. The Company presently sells electronic sensors for use in General Motors' automobile ignition and theft deterrent systems. In addition, the Company's engineering and manufacturing expertise and customer relationships have resulted in the Company being awarded other automotive programs.


     Gross margins have increased from 31.2% in fiscal 1994 to 40.9% in fiscal 1998. Gross margins are subject to fluctuation depending upon numerous factors, including pricing pressure from OEMs, cost of materials and direct labor costs. There is continuing pressure on OEMs to reduce costs, including costs associated with outside suppliers such as the Company. In some cases, the Company sells products under agreements requiring the Company to reduce its per unit price over time. The Company's other products, subject to periodic re-quotation, may also experience declining average selling prices over their life cycles with a similar potential impact on gross margins if the Company is unable to reduce corresponding costs or introduce new products with higher gross margins. If the Company is unable to make corresponding product cost reductions, the resulting decline in the average selling prices of the products sold may reduce the Company's product gross margin.

     The Company has commenced expenditures to increase manufacturing capacity and engineering resources in anticipation of additional potential net sales. In the event that such additional net sales do not materialize when and as anticipated, such expenditures could adversely affect the Company's gross margins and operating margins.

     The combined effect of higher sales volumes and improved gross margins have enabled the Company to generate sufficient cash flows to pay down its long-term debt from a high of $39.0 million at the end of fiscal 1992 to $0 by the end of the second fiscal quarter of 1997. As a result, interest expense was reduced from $4.0 million during fiscal 1993 to $110,000 in fiscal 1997.

     Results for fiscal 1995 and 1996 include tax benefits resulting from utilization of net operating loss carryforwards for book and tax purposes during those years of $3.9 million and $3.2 million, respectively. All such carryforwards were fully utilized during fiscal 1996.

     Over 80% of the Company's components and assemblies are produced in facilities operated by the Company in Juarez, Mexico.
The Company is not subject to significant exchange risk because currency required for those operations is transferred as needed to pay related expenses and no significant balance of funds is maintained in any foreign currency. Exchange gains and losses related to such operations have been immaterial in the past. The
United States dollar has been determined to be the functional currency for all foreign operations.

     During fiscal 1998, international sales accounted for approximately $18.9 million, or approximately 22% of net sales, as compared to $17.4 million, or approximately 23% of net sales for fiscal 1997, and $18.9 million, or approximately 28% of net sales during fiscal 1996.


Results of Operations

  The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's statement of income:


                              Percentage of Net Sales
                         --------------------------------------
                                   Fiscal Year Ended
                         --------------------------------------
                         Oct. 30,       Oct. 31,       Oct. 25,
                          1998          1997           1996
                         --------       --------       --------
Net sales                100.0%         100.0%         100.0%
Cost of sales             59.1           57.5           57.9
                         -----          -----          -----
Gross Profit              40.9           42.5           42.1
Product development and
engineering expenses       7.1            6.9            7.3
Selling, general and
administrative
expenses                  11.7           12.1           12.3
                         -----          -----          -----
Operating income          22.1           23.5           22.5

Other (income) expense    (0.7)             -            1.7
                         ------         -----          ------
Income before income
taxes and extraordinary
item                      22.8           23.5           20.8
Income tax expense         7.9            7.0            1.7
Extraordinary item, net
of income taxes             -             1.3              -
                         -----          -----          -----
Net income                14.9%          15.2%          19.1%
                         =====          =====          =====

Fiscal Year Ended October 30, 1998 Compared to Fiscal Years Ended
October 31, 1997 and October 25, 1996

     Net sales for fiscal 1998 were $87.2 million compared to $75.6 million in fiscal 1997 and $67.4 million in fiscal 1996. The increase from fiscal 1997 to fiscal 1998 of $11.6 million, or 15.4%, reflects an increase of automotive sales of $7.5 million, or 38.7% year to year, and an increase of commercial (i.e., office equipment, industrial, medical and communications) net sales of $5.1 million, or 10.0% year to year, partially offset by a decline of $1 million in aerospace/defense net sales. The increase from fiscal 1996 to fiscal 1997 of $8.2 million, or 12.1%, was primarily the result of higher automotive net sales of $6.2 million and higher commercial net sales of $2.0 million. The significant increase in automotive net sales in both years was primarily attributable to sales of sensor assemblies for use in a new theft deterrent system for model year 1998 trucks and sport utility vehicles, sales of which commenced in the third quarter of fiscal 1997.

     Gross profit in fiscal 1998 was $35.7 million, or 40.9% of net sales, compared to $32.1 million, or 42.5% of net sales, in fiscal 1997 and $28.4 million, or 42.1% of net sales, in fiscal 1996. The dollar amount of gross profit increased from fiscal 1997 to 1998 as a result of the significantly higher sales volume discussed above. However, gross profit as a percentage of net sales was negatively affected by the General Motors strike which occurred in June and July 1998. Due to the strike, anticipated sales for which the Company had expended additional overhead and other costs failed to develop, adversely affecting overall gross margin. The increase from fiscal 1996 to fiscal 1997 was primarily attributable to the higher net sales volume in automotive and commercial products in fiscal 1997.

     Product development and engineering expenses in fiscal 1998 were $6.2 million, or 7.1% of net sales, compared with $5.2 million, or 6.9% of net sales, in fiscal 1997 and $4.9 million, or 7.3% of net sales, in fiscal 1996. These expenses were primarily related to the development of new applications and processes. These expenses increased significantly (18.5%) from fiscal 1997 to fiscal 1998 as the Company added 15 engineers to extend its engineering capacity to develop new products and applications. However, such expenses increased only modestly as a percentage of net sales due to the significant increase in
net sales from year to year.   Although expenses were up slightly
in absolute dollars from 1996 to 1997, they declined as a percentage of net sales due to the increase in net sales. The Company anticipates expenditures to increase in absolute dollars in fiscal 1999 primarily to support the development of new products.

     Selling, general and administrative expenses in fiscal 1998 were $10.2 million, or 11.7% of net sales, compared to $9.1 million, or 12.1% of net sales, in fiscal 1997 and $8.3 million, or 12.3% of net sales, in fiscal 1996. The increase in absolute dollars from fiscal 1997 to fiscal 1998 related primarily to commissions on increased sales volume and upgrades of management information systems software and maintenance and development of electronic data interchange, but the percentage these expenses represented of net sales declined as net sales grew at a faster rate compared to expenses. The increase in absolute dollars from fiscal 1996 to fiscal 1997 was primarily related to additional commissions expensed on increased net sales volume.

     As a result of the factors discussed above, operating income for fiscal 1998 was $19.3 million, or 22.1% of net sales, compared to $17.8 million, or 23.5% of net sales, in fiscal 1997 and $15.2 million, or 22.5% of net sales, in fiscal 1996.

     Other (income) expense for fiscal 1998 was $606,000 of income as compared to $6,000 of income for fiscal 1997 and $1.1 million of expense in fiscal 1996. Other (income) expense consists primarily of interest income net of interest expense in fiscal 1998 and 1997 and interest expense in fiscal 1996. Interest expense decreased in fiscal 1997 and fiscal 1996 due to the continued reduction and eventual retirement, in fiscal 1997, of long-term debt.

     Income tax expense was $6.9 million, or 7.9% of net sales, in fiscal 1998 compared to $5.3 million, or 7.0% of net sales, in fiscal 1997 and $1.1 million, or 1.7% of net sales, in fiscal 1996. The Company's effective tax rate increased in fiscal 1998 and fiscal 1997 as a result of the Company fully utilizing its remaining net operating loss carryforwards during the fourth quarter of fiscal 1996. Income for fiscal 1997 was taxed at the effective rate of 29.6%, which was lower than the statutory rate of 35% primarily due to research and experimentation tax credits.

     In the fourth quarter of fiscal 1997, the Company agreed to pay its former lender $1,545,000 to release all debt obligations, including contingent additional interest, under the credit facility and other restrictive covenants. The provision for payment, net of related income tax benefits of $542,000, was classified as an extraordinary item. See Note 5 to the Consolidated Financial Statements.

     As a result of the factors discussed above, net income for fiscal 1998 was $13.0 million compared to $11.5 million in fiscal
1997 and $12.9 million in fiscal 1996.

Liquidity and Capital Resources

     The Company generated approximately $10.4 million in cash from operations during fiscal 1998. The largest use of cash flow was the purchase of manufacturing equipment throughout the year in the amount of $4.7 million and the purchase of a manufacturing facility in Juarez, Mexico for $1.8 million. At fiscal year end, the Company's working capital was $26.7 million, including $15.8 million of cash and cash equivalents.

     The Company anticipates that additional manufacturing capacity, primarily in Mexico, will be required to support growth over the next several years. Therefore, the Company increased capital expenditures in fiscal 1998 and plans to continue that program through fiscal 1999 and 2000, with anticipated expenditures to total approximately $10 to $15 million over the three-year period. The timing and amount of such expenditures is subject to adjustment based upon continued evaluation by management.

     In January 1998, the Company obtained a three-year $10.0 million unsecured line of credit from NationsBank N.A. Borrowings under this facility bear interest, at the option of the Company, either at (i) a LIBOR-based rate plus a margin ranging from 1.00% per annum to 1.50% per annum, depending upon the Company's ratio of indebtedness to operating income, or (ii) a base rate equal to a reference rate plus a margin ranging from -1.00% to 0%, depending upon the Company's ratio of indebtedness to operating income. These facilities contain customary covenants that, among other things: require the maintenance of certain financial ratios relating to fixed charges and interest coverage as well as debt and equity amounts; require the maintenance of certain net worth levels; restrict liens on Company and subsidiary assets; and limit the payment of cash dividends.

     The Company anticipates that it will generate sufficient cash flow from operations to meet its obligations, including capital requirements, for the next 12 months. However, an unanticipated expansion or contraction of its business or future acquisitions may require the Company to draw upon its existing credit line or obtain other financing.

Impact of the Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using 00 as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To become Year 2000 compliant, the Company has implemented a comprehensive study of its information technology systems. Because many of its systems were outdated and no longer supported, ordinary replacement with Year 2000 compliant systems has addressed most of the Company's needs in those areas.

However, the Company found it necessary to upgrade its marketing order management software outside of the ordinary replacement cycle to be Year 2000 compliant at a cost of approximately $75,000. In addition, the Company is currently conducting a review of all PCs, HVAC, test equipment and similar systems and acting on them accordingly. To date, the Company has not identified any of such systems which it believes would fail
and significantly disrupt the Company's operations.   In any
event, the Company does not expect future costs to address its internal Year 2000 matters to exceed $150,000.

     Because the Company's products are not date sensitive, the Company does not believe that they will be affected by the Year
2000 Issue.

     Further, the Company has requested from all of its suppliers, and has received from approximately 65% of its suppliers, written questionnaires and assurances that they are taking the necessary measures to avoid any significant disruptions from Year 2000 noncompliance. The Company is continuing its efforts to identify any exposures from failure of any significant supplier to provide goods or services required by the Company.

     The Company anticipates being fully Year 2000 compliant in all of its information systems by April 30, 1999 and its production equipment by July 31, 1999. Although the Company is committed to a successful and timely Year 2000 conversion and funds are dedicated and available for this project, no assurance can be given that it will be fully and timely implemented. Failure of the Company's equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues if their systems malfunction or they expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company believes the least controllable and therefore most probable exposure specifically related to its business would be the failure of a supplier to timely provide goods or services required by the Company. The Company has obtained assurances of Year 2000 compliance from most of its suppliers and intends to continue canvassing critical suppliers concerning the compliance of their systems. In addition, the Company has in many instances sought to identify and qualify alternate suppliers, where feasible. However, if notwithstanding these measures the Company does not receive required goods or services as a result of the failure of one or more suppliers, such failure could have a material adverse effect upon the Company's business, operating results and financial condition.

New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 and SFAS No. 131 are effective for financial statements issued for periods beginning after December 15, 1997. The Company does not expect these standards to have a significant impact on the consolidated financial statements.


ITEM 7A.  Quantitative and Qualitative Disclosure About Market
Risk.

     The Company invests its available cash and cash equivalents in short term money market funds and therefore does not believe that such instruments are subject to any significant interest rate risk, foreign currency exchange risk, commodity price risk or other significant market risks.


ITEM 8.  Financial Statements and Supplemental Data.

  Included on pages F-1 through F-13 hereof.


ITEM 9.  Changes in and Disagreements on Accounting and Financial
Disclosure.

  None
PAGE

                              PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

     Information relating to the Company's Directors and executive officers is set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held March 16, 1999, which will be filed with the Securities and Exchange Commission on or about February 1, 1999, and such information is incorporated herein by reference.


ITEM 11.  Executive Compensation.

     Information relating to executive compensation is set forth under the heading "Executive Compensation" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held March 16, 1999, which will be filed with the Securities and Exchange Commission on or about February 1, 1999, and such information is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management.

     Information relating to the ownership of certain beneficial owners and management of the Company's Common Stock is set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held March 16, 1999, which will be filed with the Securities and Exchange Commission on or about February 1, 1999, and such information is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions.

     Information relating to the business relationships and related transactions with respect to the Company and certain Directors, executive officers, nominees for election as Directors and beneficial owners of its securities is set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held March 16, 1999, which will be filed with the Securities and Exchange Commission on or about February 1, 1999, and such information is incorporated herein by reference.



                                  PART IV

ITEM 14.  Exhibits, Financial Statements and Financial Statement
Schedules and Reports on Form 8-K.

  (a) Financial Statements included in Part II (Item 8) of this report:

     Independent Auditors' Report;
     Consolidated Balance Sheets as of October 30, 1998
          and October 31, 1997;
     Consolidated Statements of Income for the three
          years ended October 30, 1998;
     Consolidated Statements of Stockholders' Equity
          for the three years ended October 30, 1998;
     Consolidated Statements of Cash Flows for the three
          years ended October 30, 1998;
     Notes to Consolidated Financial Statements.

     Consolidated Financial Statement Schedules included in
          Part IV (Item 14) of this report for the three fiscal years ended October 30, 1998:

     Independent Auditors' Report;
     Schedule II - Valuation and Qualifying Accounts.

     All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     No.            Exhibits
     ---            ---------
     3.7       Bylaws of Optek Technology, Inc. (1).
     3.8       Restated Certificate of Incorporation of
               Optek Technology, Inc. dated August 27, 1987
               (2).
     10.1      Restated and Amended 1983 Incentive Stock
               Option Plan(1).
     10.2      Form of Incentive Stock Option Agreement (1).
     10.47     Long-Term Stock Investment Plan (3).
     10.48     Directors' Formula Award Plan (3).
     10.61     Employment Agreement between Optek
               Technology, Inc. and Thomas R. Filesi (4).
     10.63     Employment Agreement between Optek Technology,
               Inc. and William J. Collinsworth(4).
     10.64     Employment Agreement between Optek Technology,
               Inc. and Richard Dahlberg (4).
     10.65     Employment Agreement between Optek Technology,
               Inc. and Thomas Garrett (4).
     10.66     Employment Agreement between Optek Technology,
               Inc. and Robert Kosobucki (4).
     10.67     Amended and Restated Optek Technology, Inc. 401(k)
               Plan (4).
     10.68     Directors' Formula Compensation Plan(5).
     10.71     Loan Agreement dated January 29, 1998 between
               NationsBank of Texas, N.A. and Optek Technology,
               Inc. (6).
     10.73     Agreement dated November 1, 1994 between Strattec
               Security Corporation and Optek Technology,
               Inc.(7).
     10.74     Employment Agreement between Optek Technology,
               Inc. and Jerry Curtis.
     11.1      Statement Regarding Computation of Per Share
               Earnings.
     22        Subsidiaries of the Registrant.
     23        Independent Auditors' Consent.

(1) Previously filed as Exhibits 3.7, 10.1 and 10.2, to registrant's Registration Statement on Form S-1, No. 33-14885, and incorporated herein by reference.
(2)  Previously filed as Exhibit 3.8 to registrant's
     Registration Statement on Form 8-A filed on October 15, 1987, and incorporated herein by reference.
(3) Previously filed as Exhibits 10.47 and 10.48 to registrant's Annual Report on Form 10-K for the fiscal year ended October 25, 1991 and incorporated herein by reference.
(4)  Previously filed as Exhibits 10.61, 10.62, 10.63,
     10.64, 10.65, 10.66, and 10.67 to registrant's Annual Report on Form 10-K for the fiscal year ended October 25, 1996 and incorporated herein by reference.
(5)  Previously filed as Exhibit 10.68 to registrant's
     Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 1997 and incorporated herein by reference.
(6)  Previously filed as Exhibits 10.71 to registrant's
     Annual Report on Form 10-K for the fiscal year ended October 31, 1997 and incorporated herein by reference.
(7) Partially redacted pursuant to a request for confidential treatment granted on April 29, 998. Previously filed in such form as Exhibit 10.73 to registrant's Amendment No. 4 to Annual Report on Form 10-K/A as filed on April 29, 1998 and incorporated herein by reference.

     (b)  Reports on Form 8-K:

          The Company filed no reports on Form 8-K during the quarter ended October 30, 1998.

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Optek Technology, Inc.:


     We have audited the accompanying consolidated balance sheets of Optek Technology, Inc. and subsidiaries as of October 30, 1998 and October 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended October 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optek Technology, Inc. and subsidiaries as of October 30, 1998 and October 31, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended October 30, 1998, in conformity with generally accepted accounting principles.


                                   KPMG LLP





Dallas, Texas
December 11, 1998

                         OPTEK TECHNOLOGY, INC.
                         CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)

                                   October 30,    October 31,
                                   1998           1997
                                   -----------    ----------
               ASSETS
               ------
Current assets:
Cash and cash equivalents               $15,836   $  9,815
Accounts receivable, net of allowance
for doubtful accounts and customer
returns of $1,891 in 1998 and $1,653 in
1997                                     10,185      9,196
Inventories (notes)                       7,916      6,491
Deferred income taxes (note 7)            2,610      2,113
Other current assets                        313        109
                                         ------    -------
     Total current assets                36,860     27,724

Property, plant and equipment, net
(note 3)                                 15,675     11,135
Other assets                                137         77
                                         ------    -------
                                        $52,672    $38,936
                                        =======    =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
Accounts payable                        $ 2,258   $  3,109
Accrued expenses (note 4)                 7,859      9,547
                                        ------    ------
     Total current liabilities           10,117     12,656

Other liabilities                           140        117

Stockholders' equity (note 6):
Preferred stock, $.01 par value.
Authorized 1,000,000 shares;
none issued                                   -          -
Common stock, $.01 par value.
Authorized 12,000,000 shares;
issued 7,738,740 shares in 1998
and 4,259,534 shares in 1997                 77         43
Additional paid-in-capital               17,674     13,963
Treasury stock, at cost - 31,300 shares    (497)         -
Retained earnings                        25,161     12,157
                                         ------    -------
     Total stockholders' equity          42,415     26,163
                                         ------    -------
                                        $52,672    $38,936
                                        =======    =======

See accompanying notes to consolidated financial statements.
PAGE

                         OPTEK TECHNOLOGY, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share data)

                                        Year ended
                    -----------------------------------------
                    October 30,    October 31,    October 25,
                    1998           1997           1996
                    ----------     ----------     ----------
Net sales           $87,229        $75,572        $67,395

Costs and expenses:
Cost of sales        51,535         43,423         39,010
Product development
expenses              1,395          1,233          1,348
Engineering expenses  4,812          4,013          3,585
Selling expenses      5,725          5,289          5,087
General and
administrative
expenses              4,478          3,856          3,179
                     ------         ------         ------
Total costs and
expenses             67,945         57,814         52,209
                     ------         ------         ------
Operating income     19,284         17,758         15,186

Other (income) expense:
Interest (income)
expense, net           (652)           (65)         1,292
Other (income) expense   46             59           (145)
                     ------         ------         ------
Total other, net       (606)            (6)         1,147
                     ------         ------         ------
Income before income
taxes and extraordinary
item                 19,890         17,764         14,039

Income tax expense
(note 7)              6,886          5,259          1,144
                    -------         ------         ------
Income before
extraordinary item  13,004          12,505         12,895
Extraordinary item
(net of income tax
benefit of $542 -
note 5)                   -          1,003              -
                     ------         ------         ------
Net income          $13,004        $11,502        $12,895
                     ======         ======         ======
Basic earnings per share:
Income before
extraordinary item    $2.15          $2.98          $3.41
Extraordinary item        -          (0.24)             -
                     ------         ------         ------
Basic earnings per
share                 $2.15          $2.74          $3.41
                     ======         ======         ======
Weighted average
shares outstanding 6,062,132     4,192,530      3,779,748
                   ========      =========      =========

Diluted earnings per share:
Income before
extraordinary item    $1.63          $1.63          $1.71
Extraordinary item        -          (0.13)             -
                     ------         ------         ------
Diluted earnings per
share                 $1.63          $1.50          $1.71
                     ======         ======         ======
Weighted average
common and potentially
dilutive shares
outstanding       7,961,139      7,671,509      7,544,333
                   ========      =========      =========

See accompanying notes to consolidated financial statements.

PAGE

                    OPTEK TECHNOLOGY, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (in thousands, except share data)

                                                  Retained Total
                          Addi-                   earnings stock-
                          tional                  (accum-  hold-
         Common Stock     paid-in  Treasury Stock ulated   ers'
        Shares    Amount  capital  Shares Amount  deficit) equity
        ------    ------  -------  ------ ------  -------- ------
Balance at
October 27,
1995      3,444,624  $34  $13,016       - $    -  $(12,240)$  810
Net income        -    -        -       -      -    12,895 12,895
Exercise of
stock options
and warrants 468,291   5      357       -      -         -    362
           --------  ---   ------   -----  -----    ------ ------
Balance at
October 25,
1996      3,912,915   39   13,373       -      -       655 14,067

Net income        -    -        -       -      -    11,502 11,502
Exercise of
stock options
and warrants 346,619   4      590       -      -         -    594
            -------  ---    -----    -----  ----   ------- ------
          4,259,534   43   13,963       -      -    12,157 26,163

Net income        -    -        -       -      -    13,004 13,004
Exercise of
stock options
and warrants 329,206   3    1,240       -      -         -  1,243
Exercise of
First Source
Financial LLP
warrant net of
$223 issuance
costs (Note
6)        3,150,000   31    1,321       -      -         -  1,352
Tax benefit
on disposition
of stock
options and
warrants          -    -    1,150       -      -         -  1,150
Purchase of
treasury
stock             -    -        - (31,300)  (497)        -  (497)
             ------   ---   -----  ------    ---   -------  -----
Balance at
October 30,
1998      7,738,740  $77  $17,674 (31,300) $(497) $25,161 $42,415
          =========  ===   ======  ======   =====  ======  ======

See accompanying notes to consolidated financial statements.
                         OPTEK TECHNOLOGY, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                Year ended
                    -----------------------------------------
                         October        October        October
                         30, 1998        31, 1997       25, 1996
                         ----------     -----------    ----------
Cash flows from operating activities:
Net income               $13,004        $11,502        $12,895
Adjustments to reconcile
net income to net cash
provided by operating
activities:
Depreciation and
amortization               1,955          2,038          2,944
Gain on sale of property,
plant and equipment           (6)          (204)             -
Tax benefit on disposition
of stock options and
warrants                   1,150              -              -
Provision for deferred
taxes                       (497)        (1,280)          (833)
Changes in assets and
liabilities:
Accounts receivable         (989)        (1,908)          (357)
Inventories and other
assets                    (1,689)          (492)          (643)
Accounts payable, accrued
expenses and other
liabilities               (2,516)         4,691           (310)
                         -------        -------        -------
Net cash provided by
operating activities      10,412         14,347         13,696
                         -------        -------        -------
Cash flows from investing
activities:
Purchase of property,
plant and equipment       (6,495)        (2,034)        (1,432)
Proceeds from sale of
property, plant and
equipment                      6            215              2
                         -------         ------         -------
Net cash used in
investing activities      (6,489)        (1,819)        (1,430)
                         -------         ------         ------
Cash flows from
financing activities:
Net repayment under
long-term bank debt            -         (3,428)       (12,568)
Net proceeds from
exercise of stock options
and warrants               1,243            594            362
Net proceeds from exercise
of First Source Financial
LLP warrant                1,352              -              -
Purchase of treasury stock  (497)             -              -
                          ------         -------        -------
Net cash provided by (used
in) financing activities   2,098         (2,834)       (12,206)
                          ------         ------         ------
Net increase in cash and
cash equivalents           6,021          9,694             60
Cash and cash equivalents
at beginning of year       9,815            121             61
                          ------         ------         ------
Cash and cash equivalents
at end of year           $15,836        $ 9,815        $   121
                          ======         ======         ======
Interest payments        $     -        $   171        $ 1,346
                          ======         ======         ======
Income tax payments      $ 6,818        $ 4,258        $ 2,089
                          ======         ======         ======

See accompanying notes to consolidated financial statements.

                         OPTEK TECHNOLOGY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Years ended October 30, 1998, October 31, 1997 and
                         October 25, 1996
     (dollars in thousands, except share and per share data)

(1)  Summary of Significant Accounting Policies

     (a)  General Information

     Optek Technology, Inc. and subsidiaries (the Company) design, manufacture and market custom infrared optoelectronic devices, magnetic field sensing devices and fiber optic transmitters and receivers. A substantial portion of the Company's products are manufactured by a wholly-owned subsidiary located in Mexico. Net assets located at that subsidiary were $12,695 at October 30, 1998 and $5,773 at October 31, 1997.

     The Company uses a fiscal year ending on the last Friday in October. Fiscal 1998 comprised 52 weeks, fiscal 1997 comprised
53 weeks, and fiscal 1996 comprised 52 weeks.

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

     (f)  Property, Plant and Equipment

     Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful life of the asset. Useful lives range from 20 years for buildings to 3 to 5 years for equipment. Leasehold improvements are depreciated over the shorter of the life of the asset or the term of the lease.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, on October 26, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     (g)  Earnings per Common Share

     During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share. SFAS No. 128 requires disclosure of basic and diluted earnings per share. In accordance with SFAS No. 128, all prior period earnings per share have been restated. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of common shares is increased by potentially dilutive shares (stock options and warrants) determined using the treasury stock method.

     Weighted average shares used in calculating basic and diluted earnings per share are as follows:





                                        Fiscal Year
                         ----------------------------------------
                         1998           1997           1996
                         ---------      ---------      ---------
Weighted average shares
outstanding              6,062,132      4,192,530      3,779,748
Dilutive securities -
common stock options       524,863        586,406        738,864
Warrants held by First
Source Financial LLP     1,575,000      3,150,000      3,150,000
Other warrants              44,700        191,968        233,801
Assumed repurchase of
common shares             (245,556)      (449,395)     (358,080)
                         ---------      ---------      --------

Weighted average common
and potentially dilutive
shares outstanding       7,961,139      7,671,509      7,544,333
                         =========      =========      =========
Antidilutive stock options
and warrants excluded
from calculation           163,433          5,733         95,247
                         =========      =========      =========

     (h)  Cash and Cash Equivalents

     The Company considers all cash and short-term investments with original maturities of three months or less to be cash equivalents.

     (i)  Stock Based Compensation Plans

     The Company accounts for its stock option plans and warrants in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeds the exercise price. On October 26, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, the Company may elect to recognize expense for stock-based compensation based on the fair value of the awards, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. The Company has elected to continue to account for stock-based compensation under APB 25 and provide the disclosures required by SFAS 123.

     (j)  Financial Instruments

     All financial instruments held by the Company have been stated at values which approximate fair value as of October 30, 1998 and October 31, 1997 due to the instruments bearing interest at market rates or due to their short duration.

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

     (m)  Reclassifications

     Certain amounts in the fiscal 1997 and 1996 consolidated financial statements have been reclassified to conform with the current year's presentation.

     (2)  Inventories

     A summary of inventories at October 30, 1998 and October 31,
1997 follows:

                                   1998      1997
                                   ------    ------
     Finished goods                $2,416    $1,503
     Work in process                4,018     4,003
     Raw materials                  3,618     3,140
     Reserve for excess and
     obsolete inventory            (2,136)   (2,155)
                                   ------    -------
                                   $7,916    $6,491
                                   ======    ======

     (3)  Property, Plant and Equipment

     A summary of property, plant and equipment at October 30, 1998 and October 31, 1997 follows:



                                   1998      1997
                                   -------   -------
     Land                          $ 3,907   $ 3,137
     Buildings and improvements     10,398     8,873
     Equipment                      23,977    20,106
                                    ------    ------
                                    38,282    32,116
     Accumulated depreciation      (22,607)  (20,981)
                                    ------    ------
                                   $15,675   $11,135
                                    ======    ======

     (4)  Accrued Expenses

     A summary of accrued expenses at October 30, 1998 and October 31, 1997 follows:

                                   1998      1997
                                   -------   -------
     Payroll accruals              $ 3,454   $ 3,166
     Federal income tax                851     1,625
     Debt extinguishment charge          -     1,545
     Other                           3,554     3,211
                                    ------    ------
                                   $ 7,859   $ 9,547
                                    ======    ======
     (5)  Long-term Debt

     During the second quarter of fiscal 1997, the Company repaid all amounts outstanding under a credit facility with First Source Financial LLP (First Source). The credit facility continued to provide a $10.5 million working capital line through the end of fiscal 1997 at which time the Company chose to let the credit facility expire.

     In the fourth quarter of fiscal 1997, the Company agreed to pay First Source $1,545 to release all obligations, including contingent additional interest, under the credit facility and other restrictive covenants. The provision for payment, net of related income taxes of $542, has been classified as an extraordinary item.

     In January 1998, the Company obtained a three-year $10.0 million unsecured line of credit from NationsBank N.A.. Borrowings under this facility bear interest, at the option of the Company, either at (i) a LIBOR-based rate plus a margin ranging from 1.00% per annum to 1.50% per annum, depending upon the Company's ratio of indebtedness to operating income, or (ii) a base rate equal to a reference rate plus a margin ranging from -1.00% to 0%, depending upon the Company's ratio of indebtedness to operating income. This facility contains customary covenants that, among other things: require the maintenance of certain financial ratios relating to fixed charges and interest coverage as well as debt and equity amounts; require the maintenance of certain net worth levels; restrict liens on Company and subsidiary assets and limit the payment of cash dividends.

     (6)  Stockholders' Equity

     During fiscal 1998, the Company adopted a stock option plan (Stock Plan) which allows the granting of options to key employees and non-employee advisors to the Company to purchase up to 750,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the fair market value on the date of grant. Options vest over a period of 3 years and are exercisable for up to 10 years after the date of grant. The stock plan allows the granting of rights to receive cash in the event of certain changes of control not approved in advance by the Company's Board of Directors. During fiscal 1998, options to purchase 132,000 shares of the Company's common stock were granted. The range of exercise prices was $22.44 to $27.06 and the weighted average price of those options was $23.33.

     During fiscal 1992, the Company adopted a long-term stock investment plan (Investment Plan) which allows the granting of options to key employees and non-employee advisors to the Company to purchase up to 1,000,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the fair market value on the date of grant. Options vest over a period of 3 years and are exercisable for up to 10 years after the date of grant. During fiscal 1995, the Company increased the authorized common stock available for this plan to 1,500,000 shares. The Investment Plan allows the granting of rights to receive cash in the event of a change of control in the Company or to acquire shares of common stock equal in value to the difference between the exercise price and the current market price of stock issuable pursuant to exercisable options. No rights to receive cash in lieu of common stock have been granted as of October 30, 1998. A summary of option activity under the Investment Plan follows:

                                                  Weighted
                                   Number         Average
                                   of Shares      Exercise Price
                                   -------        -------
Balance at October 26, 1995        818,825        $  1.72
Granted                            156,000          11.88
Exercised                         (370,202)           .41
Canceled                           (17,665)          3.68
                                   -------
Balance at October 25, 1996        586,958           5.19
Granted                            200,500          10.16
Exercised                         (272,247)          1.49
Canceled                            (6,917)          8.77
                                   -------


Balance at October 31, 1997        508,294           9.08
Granted                            169,600          27.06
Exercised                         (112,880)          8.62
Canceled                            (7,434)         11.06
                                    ------
Balance at October 30, 1998        557,580        $ 14.62
                                   =======

     At October 30, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options were $.19 to $27.06 and 8 years, respectively. At October 30, 1998 and October 31, 1997, the number of options exercisable was 277,375 and 171,711, respectively, and the weighted average exercise price of those options was $8.68 and $7.33, respectively.

     During fiscal 1983, the Company adopted an incentive stock option plan (Incentive Plan) which allowed the granting of options, vesting over 3 years and exercisable for up to ten years after the date of grant, to key employees to purchase the Company's authorized but unissued common stock at an exercise price equal to the fair market value on the date of grant. The Incentive Plan expired during fiscal 1993. During fiscal 1996, options to purchase 84,089 shares of common stock were exercised.

     During fiscal 1997, options to purchase 21,166 shares of common stock were exercised at a weighted average price of $1.31. During fiscal 1998, options to purchase 2,500 shares of common stock were exercised at a weighted average price of $1.46. Under the Incentive Plan, options outstanding and exercisable totaled 40,200 at a weighted average exercise price of $2.19 and a range of $1.19 to $2.31 per share at October 30, 1998.

     During fiscal 1997, the Company adopted a directors' formula compensation plan (Directors' Compensation Plan) which provides for the reservation and issuance of up to 100,000 shares of the Company's common stock. Under the plan, non-employee directors may elect, in lieu of all or part of the annual retainer of $12, to: a) receive the number of shares of Optek's common stock equal to the amount of the retainer divided by the fair market value per share on the date such amount would otherwise be paid;
b) receive ten year options to purchase shares of the Company's common stock at an exercise price equal to 50% of the fair market value for the number of shares equal to the retainer divided by the difference between the market price and the exercise price, or; c) defer payment of the retainer until such time as they cease to be a director. No elections to receive the benefits afforded have been made by any director under the Director's Compensation Plan.

     During fiscal 1992, the Company adopted a directors' formula award plan (Directors' Award Plan) which provides for the granting of options to directors of the Company to purchase up to 200,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the fair market value on the date of grant. Each individual elected or reelected to serve as a director of the Company who is not a full-time employee of the Company will automatically be awarded options to purchase up to 3,500 shares of common stock. Options granted under the Directors' Award Plan vest if such individual continues to serve as a Director of the Company until the next annual meeting of the Company's stockholders and are exercisable for a period of ten years from the date of grant. During each of the fiscal years 1996, 1997, and 1998, options to purchase 14,000 shares of the Company's common stock were granted. During fiscal 1996, options to purchase 14,000 shares of common stock were exercised. During fiscal 1997, there were no options to purchase shares of common stock exercised. During fiscal 1998, options to purchase 35,000 shares of common stock were exercised. At October 30, 1998 there are 52,500 director options outstanding of which 38,500 are currently exercisable at a weighted average exercise price of $5.40 and a range of $.44 to $13.38 per share.

     The per share weighted average fair values of stock options granted during fiscal 1998, 1997 and 1996 were $9.17, $3.77 and $4.13, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                   1998      1997      1996
                                   ----      ----      ----
     Expected dividend yield       0%        0%        0%
     Expected volatility           44.3%     44.2%     41.5%
     Risk-free interest rate        5.6%      6.0%      6.0%
     Expected life                 3 years   3 years   3 years


     The Company applies APB No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for stock options granted in fiscal 1998, 1997 and 1996 under SFAS No. 123, the Company's net income would have been reduced to the proforma amounts indicated below:

     Net income:          1998      1997      1996
                         ------    ------    ------
         As reported     $13,004   $11,502   $12,895
         Proforma         12,134    11,259    12,810

     Diluted earnings per share:
         As reported     $1.63     $1.50     $1.71
         Proforma         1.52      1.47      1.70


     Proforma net income reflects only options granted in fiscal 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income and net earnings per share amounts presented above in fiscal 1997 and 1996 because compensation cost is reflected over the options' vesting period of 3 years and compensation cost for options granted prior to October 28, 1995 is not considered.

     Prior to fiscal 1995, warrants were granted in the amount of 261,301 shares to certain non-employee directors and advisors. During fiscal 1995, warrants to purchase 16,000 shares of common stock were exercised at a weighted average exercise price of $3.25. During fiscal 1996, 11,500 warrants expired with an exercise price of $6.13 per share. During fiscal 1997, warrants to purchase 53,333 shares of common stock were exercised at a weighted average exercise price of $3.03. During fiscal 1998, warrants to purchase 180,468 shares of common stock were exercised at a weighted average exercise price of $0.39. As of October 30, 1998, no such warrants were outstanding.

     Prior to fiscal 1997, the Company granted First Source a warrant, as amended on October 31, 1997, to purchase 3,150,000 shares of the Company's common stock at an exercise price of $.50 per share. During fiscal 1998, First Source exercised all 3,150,000 warrants to purchase common shares and subsequently sold 2,500,000 shares in a public offering.

     (7)   Income Taxes

     Income taxes consist of the following:

                         1998      1997      1996
                         ------    ------    ------
     Current:
          U.S. Federal   $7,201    $6,379    $1,887
          Foreign           182       160        90
     Deferred              (497)   (1,280)     (833)
                          ------    -----     -----
          Income tax expense
          before extraordinary
          item            6,886     5,259     1,144
     Extraordinary item       -      (542)        -
                          ------    ------    -----
                         $6,886    $4,717    $1,144
                          =====     =====     =====

     Income tax expense attributable to income before extraordinary item differs from the "expected" tax expense computed by applying the U.S. corporate income tax rate of 35% for fiscal 1998, 1997 and 1996 to income before income taxes and extraordinary item as follows:

                              1998      1997      1996
                              ------    ------    ------
     Expected tax expense     $ 6,961   $ 6,217   $ 4,914
     Realization of benefits
     of tax loss carryforwards      -         -    (3,238)
     Change in valuation
     allowance                      -      (358)     (209)
     Tax credit for research and
     experimentation activities   (75)     (600)        -
     Other, net                     -         -      (323)
                               ------    ------    ------
     Income tax expense       $ 6,886   $ 5,259   $ 1,144
                               ======    ======    ======

     The fiscal 1997 change in valuation allowance and tax credit for research and experimentation activities occurred in the fourth quarter.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at October 30, 1998 and October 31, 1997 are presented below:

     Deferred tax assets:               1998      1997
                                        ------    ------
     Accounts receivable allowances     $  662    $  578
     Inventory allowances                  832       506
     Accrued expenses and other            420       524
     Property, plant and equipment
     depreciation                          696       505
                                         ------    ------
     Deferred tax assets                $2,610    $2,113
                                         ======    ======

     The net changes in the valuation allowance for the years ended October 31, 1997 and October 25, 1996 were decreases of $358 and $3,447 (including realization of benefits of tax loss carryforwards), respectively. Based on the Company's historical and current earnings, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets existing at October 30, 1998.

     (8)  Operating Leases

     The Company leases certain manufacturing facilities and equipment under noncancellable operating leases. Future minimum lease payments as of October 30, 1998 under all such operating leases are as follows: 1999, $277; 2000, $263; 2001, $257; 2002,
$254; and 2003, $208. Rental expense in fiscal 1998 was $310; 1997, $469; and 1996, $399.

 (9) Credit Risk and Major Customer Information

     Substantially all of the Company's sales are made on credit on an unsecured basis. The Company evaluates credit risks on an individual basis before extending credit to its customers and believes the allowance for doubtful accounts adequately provides for losses on uncollectible accounts.

     During fiscal 1998, the Company's ten largest customers accounted for approximately 66% of net sales versus 63% in fiscal 1997 and 62% in fiscal 1996. Such customers are involved primarily in the automotive and office equipment industries. During fiscal 1998, net sales to one customer in the automotive industry were 18% of total net sales, versus 13% in fiscal 1997 and 11% in fiscal 1996, and net sales to another automotive customer were 11% of total net sales versus 13% in fiscal 1997 and 8% in fiscal 1996. Sales to one customer in the office equipment industry were 9% of total net sales versus 10% in fiscal 1997 and 11% in fiscal 1996.

     Aggregate export sales to unaffiliated customers were $18,905 in fiscal 1998, $17,361 in 1997, and $18,865 in 1996.
Export sales were primarily to customers in Western Europe.

     (10) Employee Benefit Plan

     All U.S. paid employees of the Company are entitled to participate in the Optek Technology, Inc. Profit-Sharing Plan and Trust (Profit-Sharing Plan). Pursuant to the Profit-Sharing Plan, employees may request the Company to deduct and contribute up to 20% of their salary up to the appropriate statutory dollar limits. The Company has the option to contribute up to 2% of the employee's salary. Employer contributions vest ratably over a period of five years. Vesting occurs each year in which employees accumulate at least 1,000 hours of service. An employee's vested account balance is distributable either upon termination of employment or after attaining a certain age. During fiscal 1998, the Company provided for contributions to the Profit-Sharing Plan totaling $165 to be paid during the first quarter of fiscal 1999. For fiscal 1997 and fiscal 1996 the Company contributed $200 and $143, respectively.

     (11) Contingencies

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position or results of operations.

                       INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Optek Technology, Inc.





Under date of December 11, 1998, we reported on the consolidated balance sheets of Optek Technology, Inc. and subsidiaries as of October 30, 1998 and October 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended October 30, 1998, which are included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                   KPMG LLP





Dallas, Texas
December 11, 1998
PAGE

                                                  Schedule II

                  OPTEK TECHNOLOGY, INC. AND SUBSIDIARIES
                     Valuation and Qualifying Accounts
                              (in thousands)

                                                            Bal-
                         Balance                  Deduc-    ance
                         at        Additions      tions     at
                         beginning charged to     and       end
                         of        costs and      write     of
Description              year      expenses       -offs     year
-------------------      -----     --------       ------    ----
Year ended October 30,
1998
  Allowance for doubtful
   accounts and customer
   returns               1,653          959       (721)     1,891
  Reserve for excess and
    obsolete inventory   2,155           33        (52)     2,136

Year ended October 31,
1997
  Allowance for doubtful
    accounts and customer
    returns              1,095          1,331     (773)     1,653
  Reserve for excess and
    obsolete inventory   1,806            421      (72)     2,155

Year ended October 25,
1996
  Allowance for doubtful
    accounts and customer
    returns                975            641     (521)     1,095
  Reserve for excess and
    obsolete inventory   2,453           (151)    (496)     1,806

PAGE

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                   OPTEK TECHNOLOGY, INC.


                              By      /s/   Thomas R. Filesi

                                   -------------------------
                                   Thomas R. Filesi, President
                                   and Chief Executive
                                   Officer

Dated:  January 27, 1998

     Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                    Date

/s/ Thomas R. Filesi     Chairman of the Board, Chief Executive
--------------------     Officer and Director (Principal
Thomas R. Filesi         Executive Officer)

/s/ Jerry L. Curtis      President, Chief Operating Officer and
-------------------      Director
Jerry L. Curtis

/s/ William J.
Collinsworth             Vice President - Finance, and Chief
--------------------     Financial Officer, Treasurer and
William J. Collinsworth  and Assistant Secretary (Principal
                         Financial and Accounting Officer)

/s/ Grant A. Dove        Director
--------------------
Grant A. Dove

/s/ Rodes Ennis          Director
--------------------
Rodes Ennis                                       January 27,
                                                  1998

/s/ Michael E. Cahr      Director
--------------------
Michael E. Cahr



/s/ William H. Daughtrey Director
---------------------
William H. Daughtrey


/s/ Wayne Stevenson      Director
--------------------
Wayne Stevenson