Form 10-Q
period 1999-01-29
OPTEK TECHNOLOGY INC
filed 1999-03-15
CIK 804312

CONFORMED COPY
                              FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For Quarter Ended:  January 29, 1999
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

                 X
               ----           ----
               Yes            No

Number of common shares outstanding as of January 29, 1999:
7,705,606 with par value $.01 per share

PAGE

                    OPTEK TECHNOLOGY, INC.

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                                       Page

Optek Technology, Inc. Consolidated Balance Sheets
as of January 29, 1999 and October 30, 1998.           2

Optek Technology, Inc. Consolidated Statements of
Income for the Three Months Ended January 29, 1999
and January 30, 1998.                                  3

Optek Technology, Inc. Consolidated Statements of
Cash Flows for the Three Months Ended January 29,
1999 and January 30, 1998.                             4

Notes to Consolidated Financial Statements             5

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations.      6


PART II  -  OTHER INFORMATION

Item 5.        Other Information.                      9

Item 6.        Exhibits and Reports on Form 8-K.       9

PAGE

                                                       FORM 10-Q
                                                       PART I
                    OPTEK TECHNOLOGY, INC.
                    CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
          (in thousands except share and per share data)

                              January 29,         October 30,
                              1999                1998
                              ----------          -----------
ASSETS
------
Current assets:
  Cash and cash equivalents   $18,006             $15,836
  Accounts receivable, net of
   allowance for doubtful
   accounts and customer
   returns of $1,731 in 1999
   and $1,891 in 1998           9,329              10,185
  Inventories (Note 2)          7,634               7,916
  Deferred income taxes         2,610               2,610
  Prepaid expenses                205                 313
                              -------             -------
     Total current assets      37,784              36,860

Property, plant and equipment,
 net                           16,020              15,675
Other assets                      137                 137
                              -------             -------
                              $53,941             $52,672

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable            $ 2,848             $ 2,258
  Accrued expenses              6,361               7,859
                               ------              ------
     Total current liabilities  9,209              10,117

Other liabilities                 176                 140

Stockholders' equity:
  Preferred stock, $.01 par
   value; authorized 1,000,000
   shares; none issued              -                   -
  Common stock, $.01 par value;
   authorized 12,000,000 shares;
   issued and outstanding 7,715,940
   shares in 1999 and 7,738,740
   shares in 1998                  77                  77
  Additional paid-in-capital   16,559              17,674
  Treasury stock, at cost;
   10,334 shares in 1999 and
   31,300 shares in 1998         (184)               (497)
  Retained earnings            28,104              25,161
                              -------             -------
     Total stockholders'
       equity                  44,556              42,415
                              -------             -------
                              $53,941             $52,672
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

                                                       FORM 10-Q
                                                       PART I
                    OPTEK TECHNOLOGY, INC.
               CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
               (in thousands except per share data)

                                   THREE MONTHS ENDED
                              --------------------------------
                              January 29,         January 30,
                              1999                1998
                              -----------         -----------
Net sales                     $21,208             $20,419

Costs and expenses:
  Cost of sales                12,734              12,105
  Product development and
   engineering expenses         1,888               1,458
  Selling expenses              1,321               1,457
  General and administrative
   expenses                       952                 971
                              -------             -------
     Total costs and expenses  16,895              15,991
                              -------             -------
     Operating income           4,313               4,428

Other (income) expense, net:
  Interest income                (202)               (111)
  Other expense                    64                  15
                              -------             -------
     Total other, net            (138)                (96)
                              -------             -------
     Income before income
      taxes                     4,451               4,524

Income tax expense              1,508               1,584
                              -------             -------
     Net income               $ 2,943             $ 2,940
                              -------             -------
Basic earnings per share
 (Note 4)                     $  0.38             $  0.69
                              -------             -------
Weighted average common
 shares outstanding         7,686,732           4,272,727
                            ---------           ---------
Diluted earnings per share
 (Note 4)                     $  0.37             $  0.37
                              -------             -------
Weighted average common and
 potentially dilutive shares
 outstanding                7,913,547           7,881,398
                            =========           =========

See accompanying notes to consolidated financial statements.

                                                       FORM 10-Q
                                                       PART I
                    OPTEK TECHNOLOGY, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                         (in thousands)
                                   THREE MONTHS ENDED
                              --------------------------------
                              January 29,         January 30,
                              1999                1998
                              -----------         -----------
Cash flows from operating
 activities:
  Net income                  $ 2,943             $ 2,940
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
   Depreciation and
    amortization                  477                 410
   Gain on sale of property,
    plant and equipment             -                  (6)
   Changes in assets and
    liabilities:
    Accounts receivable           856               1,147
    Inventories                   282                (417)
    Prepaid expenses and other
     assets                       108                  10
    Accounts payable, accrued
     expenses and other
     liabilities                 (872)               (344)
                              -------             -------
     Net cash provided by
      operating activities      3,794               3,740

Cash flows from investing
 activities:
 Purchase of property, plant
  and equipment                  (822)             (2,007)
 Proceeds from sale of property,
  plant and equipment               -                   6
                              -------             -------
     Net cash used in investing
      activities                 (822)             (2,001)

Cash flows from financing
 activities:
 Net proceeds from exercise of
  stock options and warrants      162                  90
  Purchase of treasury stock     (964)                  -
                              -------             -------

     Net cash provided by (used
     in) financing activities    (802)                 90

Net increase in cash and cash
 equivalents                    2,170               1,829
 Cash and cash equivalents at
  beginning of period          15,836               9,815
                              -------             -------
 Cash and cash equivalents at
  end of period               $18,006             $11,644
                              -------             -------
Interest payments             $     -             $     -
                              -------             -------
Income tax payments           $   494             $ 1,020
                              =======             =======
[/TABLE]

See accompanying notes to consolidated financial statements.

                                                       FORM 10-Q
                                                       PART I

                    OPTEK TECHNOLOGY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    January 29, 1999

NOTE 1 The consolidated financial statements of Optek Technology, Inc. (the "Company") are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 30, 1998. The results of operations for the three months ended January 29, 1999 are not necessarily indicative of the results for the entire year ending October 29, 1999.


NOTE 2 The components of inventories, in thousands of dollars, are as follows:

                         January 29,         October 30,
                         1999                1998

                         ----------          ----------
Finished goods           $ 2,012             $ 2,416
Work-in-process            4,109               4,018
Raw materials              3,570               3,618
Reserves for excess and
 obsolete inventory       (2,057)             (2,136)
                         -------             -------
                         $ 7,634             $ 7,916
                         =======             =======

NOTE 3 The registrant has no material pending legal proceedings.

NOTE 4 Shares used in calculating basic and diluted earnings per share for the three months ended January 29, 1999 and January 30, 1998 are as follows (in thousands):

                         January 29,         January 30,
                         1999                1998
                         ----------          -----------
Weighted average common
 shares outstanding used
 in computing basic
 earnings per share        7,686               4,273

Warrants to purchase
 common shares held by
 First Source Financial,
 LLP                           -               3,150
Other warrants to purchase
 common shares                 -                 179
Common stock options         456                 608
Assumed repurchase of
 common shares              (228)               (329)
                         -------             -------
Shares used in computing
 diluted earnings per
 share                     7,914               7,881
                         =======             =======

     Prior to fiscal 1997, the Company granted its former lender, First Source Financial L.L.P., a warrant (as amended on October 31, 1997) to purchase 3,150,000 shares of the Company's common stock at an exercise price of $.50 per share. During the third quarter of fiscal 1998, First Source Financial L.L.P. exercised all 3,150,000 warrants to purchase common shares and subsequently sold 2,500,000 shares in a public offering.

NOTE 5    Other notes have been omitted pursuant to Rule 10-01
(a) (5) of Regulation S-X.

                                                  FORM 10-Q
                                                  PART 1


ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations.
----------------------------------------------------------------

     This Report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. All of the statements contained in this Report, other than statements of historical fact, should be considered forward-looking statements, including, but not limited to, those concerning demand for the Company's products and services, future product mix and margins. There can be no assurances that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include customers' inventory levels, demand and ordering patterns; changes in specifications and demand for customers' products. Other significant factors are disclosed in the Company's other public filings. All subsequent written and oral forward-looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations
----------------------

Three Months Ended January 29, 1999 Compared to Three Months
Ended January 30, 1998

     Net sales for the three months ended January 29, 1999 were $21.2 million compared to net sales of $20.4 million for the three months ended January 30, 1998. The increase was primarily the result of higher net sales volume in automotive products with total net sales of $8.1 million, an increase of 11% over the comparable period of fiscal 1998. Commercial net sales of $12.2 million increased 2% over the comparable period of the prior year. This increase was substantially below the fiscal year 1998 average growth rate of 10%. The softness in Commercial product sales experienced during the first quarter is expected to continue or even worsen on a comparative basis from the second quarter of fiscal 1998 to the second quarter of fiscal 1999. Aerospace net sales of $910,000 were down 26% from the comparable period of the prior fiscal year as the Company phases out of this product line. The automotive industry, which accounted for approximately 38% of the Company's net sales during the three months ended January 29, 1999, has in recent years represented the fastest area of growth for the Company. The Company's growth rate has been more significantly impacted by the addition of new programs than growth in existing programs. Therefore, the Company's quarter-to-quarter and year-to-year growth rates depend largely upon the number, size and timing of new program additions.

     Gross profit for the three months ended January 29, 1999 was $8.5 million, or 40.0% of net sales, compared to $8.3 million, or 40.7% of net sales, in the comparable period of fiscal 1998. The lower gross margin percentage was primarily the result of the Company's investment to increase capacity in the Commercial product area in anticipation of future growth from new products combined with lower than expected net sales of core Commercial products. In addition, the impact of the softness in Commercial product sales during the second quarter of fiscal 1999 appears to relate primarily to higher margin assembly products.

     Product development and engineering expenses during the three months ended January 29, 1999 were $1.9 million, or 8.9% of net sales, compared to $1.5 million, or 7.1% of net sales, during the comparable period of the prior fiscal year. These expenses were primarily related to the development of new products and processes as well as ongoing engineering support for existing programs. The Company anticipates expenditures in absolute dollars to be greater during fiscal 1998 than during fiscal 1999 in order to support new product development and expand ongoing engineering support.

     Selling, general and administrative expenses during the three months ended January 29, 1999 were $2.3 million, or 10.7% of net sales, compared to $2.4 million, or 11.9% of net sales, in the three months ended January 30, 1998.

     As a result of the foregoing factors, operating income for the three months ended January 29, 1999 was $4.3 million, or 20.3% of net sales, versus $4.4 million, or 21.7% of net sales, during the comparable period of fiscal 1998. The Company's expense levels are based, in part, on its expectations as to future net sales and to some extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for an unexpected shortfall in net sales, and any significant shortfall of demand in relation to the Company's expectations or any material delay or deferral of customer orders would have a material adverse effect on the Company's business, operating results and financial condition.

     Other income consisted primarily of net interest income of $202,000 in the three months ended January 29, 1999 compared to net interest income of $111,000 in the comparable period of fiscal 1998.

     Income tax expense for the three months ended January 29, 1999 was $1.5 million, or 7.1% of net sales, compared to $1.6 million, or 7.8% of net sales, in the same period of fiscal 1998. The decrease in tax expense for the period was attributable to tax credits related to research and development. The effective tax rate, before tax credits, for both periods was 35%.

     As a result of the factors discussed above, net income for the three months ended January 29, 1999 was $2.9 million, or 13.9% of net sales, compared to $2.9 million, or 14.4% of net sales, in the comparable period of fiscal 1998.


Liquidity and Capital Resources
--------------------------------

     The Company generated approximately $3.8 million in cash from operations during the first three months of fiscal 1999.
The largest uses of operating cash flows were the purchase of manufacturing equipment in the amount of $822,000 and the purchase of treasury stock in connection with its repurchase program in the amount of $964,000. At the end of the first three months of fiscal 1999, the Company's working capital was $28.6 million, including $18.0 million of cash and cash equivalents.

     The Company anticipates that additional manufacturing capacity and new product development capability will be required to support growth over the next several years. Therefore, the Company increased capital expenditures in fiscal 1998 to approximately $6.6 million and plans to make capital expenditures of up to $10 million during fiscal 1999, including additional expenditures for new product development. The timing and amount of such expenditures is subject to adjustment based upon continued evaluation by management.

     In January 1998, the Company obtained a three-year $10.0 million unsecured line of credit from NationsBank NA. Borrowings under this facility bear interest, at the option of the Company, either at (i) a LIBOR-based rate plus a margin ranging from 1.00% per annum to 1.50% per annum, depending upon the Company's ratio of indebtedness to operating income, or (ii) a base rate equal to a reference rate plus a margin ranging from (1.00%) to 0%, depending upon the Company's ratio of indebtedness to operating income. This facility contains customary covenants that, among other things: require the maintenance of certain financial ratios relating to fixed charges and interest coverage and debt and equity amounts; require the maintenance of certain net worth levels; restrict liens on Company and subsidiary assets; and limit the payment of cash dividends.

     The Company anticipates that it will generate sufficient cash flows from operations to meet its obligations, including capital requirements and the purchase of treasury stock, for the next 12 months. However, an unanticipated expansion or contraction of its business or future acquisitions may require the Company to draw upon its existing credit line or obtain other financing.

Impact of the Year 2000 Issue
------------------------------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To become Year 2000 compliant, the Company has implemented a comprehensive study of its information technology systems. Because many of its systems were outdated and no longer supported, ordinary replacement with Year 2000 compliant systems has addressed most of the Company's needs in those areas. However, the Company found it necessary to upgrade its marketing order management software outside of the ordinary replacement cycle to be Year 2000 compliant at a cost of approximately $75,000. In addition, the Company is currently conducting a review of all PC's, HVAC, test equipment and similar systems and acting on them accordingly. To date, the Company has not identified any of such systems which it believes would fail and significantly disrupt the Company's operations. In any event, the Company does not expect future costs to address its internal Year 2000 matters to exceed $150,000.

     Because the Company's products are not date sensitive, the Company does not believe that they will be affected by the Year
2000 Issue.

     Further, the Company has requested from all of its suppliers, and has received from approximately 70% of its suppliers, written questionnaires and assurances that they are taking the necessary measures to avoid any significant disruptions from Year 2000 noncompliance. The company is continuing its efforts to identify any exposures from failure of any significant supplier to provide goods or services required by the Company.

     The Company anticipates being fully Year 2000 compliant in all of its information systems by April 30, 1999 and its production equipment by July 31, 1999. Although the Company is committed to a successful and timely Year 2000 conversion and funds are dedicated and available for this project, no assurance can be given that it will be fully and timely implemented. Failure of the Company's equipment or software to operate properly with regards to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues if their systems malfunction or they expend significant resources to correct their current systems for Year 2000 compliance. Their expenditures may result in reduced funds to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company believes the least controllable and therefore most probable exposure specifically related to its business would be the failure of a supplier to timely provide goods or services required by the Company. The Company has obtained assurances of Year 2000 compliance from most of its suppliers and intends to continue canvassing critical suppliers concerning the compliance of their systems. In addition, the Company has in many instances sought to identify and qualify alternate suppliers, where feasible. However, if notwithstanding these measures, the Company does not receive required goods or services as a result of the failure of one or more suppliers, such failure could have a material adverse effect upon the Company's business, operating results and financial condition.

Recent Accounting Pronouncements
---------------------------------

     In June of 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131 (SFAS No. 131) Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 is effective for the Company's financial statements to be issued at the end of the Company's current fiscal year ended October 29, 1999. The Company does not expect this standard to have a significant impact on the consolidated financial statements.

FORM 10-Q                                         PART II


               PART II.  -  OTHER INFORMATION
ITEM 5

Other Information.
------------------

     The Company has advanced a loan to its President and Chief
Operating Officer, Jerry L. Curtis, in the amount of $99,990 evidenced by a note bearing interest at 5.5% per annum and payable on July 23, 2001.

ITEM 6

Exhibits and Reports on Form 8-K.
---------------------------------
None

                         SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Optek Technology, Inc.






          Date: March 15, 1999     By:/s/ Thomas R. Filesi
               ---------------        --------------------------
                                   Thomas R. Filesi
                                   Chairman and CEO
                                   (Principal Executive Officer)

          Date: March 15, 1999     By:/s/ William J. Collinsworth
               ---------------        ---------------------------
                                   William J. Collinsworth
                                   Vice President - Finance and
                                   CFO (Principal Financial
                                   Officer)