Form 10-Q/A
period 1999-01-29
OPTEK TECHNOLOGY INC
filed 1999-03-23
CIK 804312

CONFORMED COPY
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

PAGE

The last sentence of the third paragraph under "Results of Operation" in "Management's Discussion and Analysis of Financial
Condition and Results of Operations" is amended to read as follows:

  The Company anticipates expenditures in absolute dollars to be greater during fiscal 1999 than during fiscal 1998 in order to support new product development and expand ongoing engineering support.

                         SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                              Optek Technology, Inc.


 Date: March 23, 1999         By:/s/ William J. Collinsworth
       ---------------            ---------------------------
                                   William J. Collinsworth
                                   Vice President - Finance and
                                   CFO