Form 10-Q
period 1999-04-30
OPTEK TECHNOLOGY INC
filed 1999-06-14
CIK 804312

CONFORMED COPY
                              FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended:  April 30, 1999
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

               X
               ---            ---
               Yes            No

Number of common shares outstanding as of April 30, 1999:
7,641,106 with par value $.01 per share

                    OPTEK TECHNOLOGY, INC.

               PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements.                        Page
          ---------------------                        ----

     Optek Technology, Inc. Consolidated Balance
     Sheets as of April 30, 1999 and October 30, 1998. 2

     Optek Technology, Inc. Consolidated Statements
     of Income for the Three Months Ended April 30,
     1999 and May 1, 1998.                             3

     Optek Technology, Inc. Consolidated Statements
     of Income for the Six Months Ended April 30,
     1999 and May 1, 1998.                             4

     Optek Technology, Inc. Consolidated Statements
     of Cash Flows for the Six Months Ended April 30,
     1999 and May 1, 1998.                             5

     Notes to Consolidated Financial Statements        6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.                                  8
          -----------

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk.                           11
          ------------------

               PART II  -  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
          Security Holders.                            12
          -----------------

Item 5.   Other Information.                           12
          ------------------

Item 6.   Exhibits and Reports on Form 8-K.            12
          ---------------------------------

                                                  FORM 10-Q
                                                  PART I
                  OPTEK TECHNOLOGY, INC.
               CONSOLIDATED BALANCE SHEETS
                    (Unaudited)
     (in thousands except share and per share data)

                                   April 30,      October 30,
                                   1999           1998
                                   ---------      -----------
ASSETS
------
Current assets:
  Cash and cash equivalents        $14,354        $15,836
  Accounts receivable, net of
    allowance for doubtful accounts
    and customer returns of $1,876
    in 1999 and $1,891 in 1998       9,645         10,185
  Inventories (Note 2)               9,407          7,916
  Deferred income taxes              2,610          2,610
  Prepaid expenses                     252            313
                                   -------        -------
     Total current assets           36,268         36,860

Property, plant and equipment, net  18,813         15,675
Other assets                           398            137
                                   -------        -------
                                   $55,479        $52,672
                                   =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                 $ 4,037        $ 2,258
  Accrued expenses                   5,498          7,859
                                   -------        -------
     Total current liabilities       9,535         10,117

Other liabilities                      187            140

Stockholders' equity:
  Preferred stock, $.01 par value;
   authorized 1,000,000 shares;
   none issued                           -              -
  Common stock, $.01 par value;
   authorized 25,000,000 shares;
   issued and outstanding 7,717,374
   shares in 1999 and 7,738,740 shares
   in 1998                              77             77
  Additional paid-in-capital        16,453         17,674
  Treasury stock, at cost; 76,268
   shares in 1999 and 31,300 shares
   in 1998                          (1,230)          (497)
  Retained earnings                 30,457         25,161
                                   -------        -------
     Total stockholders' equity     45,757         42,415
                                   -------        -------
                                   $55,479        $52,672
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

                                                  FORM 10-Q
                                                  PART I
                    OPTEK TECHNOLOGY, INC.
               CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
               (in thousands except per share data)

                                        THREE MONTHS ENDED
                                   --------------------------
                                   April 30,      May 1,
                                   1999           1998
                                   ---------      ---------
Net sales                          $20,077        $23,092

Costs and expenses:
  Cost of sales                     12,487         13,429
  Product development and
   engineering expenses              1,756          1,589
  Selling expenses                   1,295          1,434
  General and administrative
   expenses                          1,018         1,124
                                   -------        -------
     Total costs and expenses       16,556         17,576
                                   -------        -------
     Operating income                3,521          5,516

Other (income) expense, net:
  Interest income                     (177)          (149)
  Other expense                        134             25
                                   -------        -------
     Total other, net                  (43)          (124)
                                   -------        -------
     Income before income taxes      3,564          5,640

Income tax expense                   1,211          1,974
                                   -------        -------
     Net income                    $ 2,353        $ 3,666
                                   =======        =======
Basic earnings per share (Note 4)  $  0.31        $  0.81
                                   =======        =======
Weighted average common shares
 outstanding                         7,656          4,554
                                   =======        =======

Diluted earnings per share
 (Note 4)                          $  0.30        $  0.46
                                   =======        =======
Weighted average common and
 potentially dilutive shares
 outstanding                         7,822          7,979
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

                                                  FORM 10-Q
                                                         PART I
                    OPTEK TECHNOLOGY, INC.
               CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
               (in thousands except per share data)

                                        SIX MONTHS ENDED
                                   ------------------------
                                   April 30,      May 1,
                                   1999           1998
                                   ---------      ----------
Net sales                          $41,285        $43,511

Costs and expenses:
  Cost of sales                     25,221         25,534
  Product development and
   engineering expenses              3,644          3,047
  Selling expenses                   2,616          2,891
  General and administrative
   expenses                          1,970          2,095
                                   -------        -------
     Total costs and expenses       33,451         33,567
                                   -------        -------
     Operating income                7,834          9,944

Other (income) expense, net:
  Interest income                     (379)          (260)
  Other expense                        198             40
                                   -------        -------
     Total other, net                 (181)          (220)
                                   -------        -------
     Income before income taxes      8,015         10,164

Income tax expense                   2,719          3,558
                                   -------        -------
     Net income                    $ 5,296        $ 6,606
                                   =======        =======
Basic earnings per share (Note 4)  $  0.69        $  1.50
                                   =======        =======
Weighted average common shares
 outstanding                         7,672          4,413
                                   =======        =======
Diluted earnings per share (Note 4) $ 0.67        $  0.83
                                   =======        =======
Weighted average common and
 potentially dilutive shares
 outstanding                         7,868          7,930
                                   =======        =======
[/TABLE]
See accompanying notes to consolidated financial statements.

                                                  PART I
                    OPTEK TECHNOLOGY, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                         (in thousands)

                                        SIX MONTHS ENDED
                                   ----------------------
                                   April 30,      May 1,
                                   1999           1998
                                   ----------     ----------
Cash flows from operating activities:
  Net income                       $ 5,296        $ 6,606
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
   Depreciation and amortization       975            898
   Gain on sale of property,
    plant and equipment                 (4)            (6)
   Changes in assets and liabilities:
   Accounts receivable                 540           (368)
   Inventories                      (1,491)        (1,288)
   Prepaid expenses and other assets  (200)           (11)
   Accounts payable, accrued expenses
    and other liabilities             (535)        (1,161)
                                   -------        -------

     Net cash provided by operating
     activities                      4,581          4,670

Cash flows from investing activities:
  Purchase of property, plant and
   equipment                        (4,113)        (3,236)
  Proceeds from sale of property,
   plant and equipment                   4              6
                                   -------        -------

     Net cash used in investing
      activities                    (4,109)        (3,230)

Cash flows from financing activities:
  Net proceeds from exercise of
   stock options and warrants          237            960
  Purchase of treasury stock        (2,191)             -
                                   -------        -------
     Net cash provided by (used in)
      financing activities          (1,954)           960

Net increase (decrease) in cash and
 cash equivalents                   (1,482)         2,400
Cash and cash equivalents at
 beginning of period                15,836          9,815
                                   -------        -------
Cash and cash equivalents at
 end of period                     $14,354        $12,215
                                   =======        =======

Interest payments                  $    19        $     6
                                   =======        =======
Income tax payments                $ 2,945        $ 3,680
                                   =======        =======
[/TABLE]

See accompanying notes to consolidated financial statements.

                                                  FORM 10-Q
                                                  PART I
                    OPTEK TECHNOLOGY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1999

NOTE 1 The consolidated financial statements of Optek Technology, Inc. (the "Company") are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 30, 1998. The results of operations for the six months ended April 30, 1999 are not necessarily indicative of the results for the entire year ending October 29, 1999.


NOTE 2 The components of inventories, in thousands of dollars, are as follows:

                              April 30,      October 30,
                              1999           1998
                              ----------     -----------
Finished goods                $ 2,814        $ 2,416
Work-in-process                 4,687          4,018
Raw materials                   4,261          3,618
Reserves for excess and
 obsolete inventory            (2,355)        (2,136)
                              --------       --------
                              $ 9,407        $ 7,916
                              ========       ========

NOTE 3 Shares used in calculating basic and diluted earnings per share for the three months ended April 30, 1999 and May 1, 1998 are as follows (in thousands):

                              April 30,      May 1,
                              1999           1998
                              ----------     ----------
Weighted average common shares
 outstanding used in computing
 basic earnings per share     7,656          4,554

Warrants to purchase common
 shares held by First
 Source Financial, LLP            -          3,150
Options to purchase common
 shares                         410            504
Assumed repurchase of common
 shares                        (244)          (229)
                              ------         ------
Shares used in computing
 diluted earnings per share   7,822          7,979
                              =====          =====

Shares used in calculating basic and diluted earnings per share for the six months ended April 30, 1999 and May 1, 1998 are as follows (in thousands):

                              April 30,      May 1,
                              1999           1998
                              ---------      ---------
Weighted average common shares
 outstanding used in computing
 basic earnings per share     7,672          4,413

Warrants to purchase common
 shares held by First
 Source Financial, LLP            -          3,150
Other warrants to purchase
 common shares                    -             89
Options to purchase common
 shares                         433            556
Assumed repurchase of common
 shares                        (237)          (278)
                              -------        ------
Shares used in computing
 diluted earnings per share   7,868          7,930
                              =======        ======


NOTE 4    Other notes have been omitted pursuant to Rule 10-01
(a) (5) of Regulation S-X.

                                                  FORM 10-Q
                                                  PART 1

ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations.
----------------------

     This Report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. All of the statements contained in this Report, other than statements of historical fact, should be considered forward-looking statements, including, but not limited to, those concerning the Company's strategies, objectives and plans for its operations, products and services and changes in demand for sensor products. There can be no assurances that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in the Company's other public filings ("Cautionary Statements"). All subsequent written and oral forward-looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations
---------------------

Three Months Ended April 30, 1999 Compared to Three Months Ended
May 1, 1998
-----------

     Net sales for the three months ended April 30, 1999 were $20.1 million, down $3.0 million compared to net sales of $23.1 million for the three months ended May 1, 1998. The decrease in net sales was primarily the result of softness in commercial products with net sales of $12.8 million, down $1.5 million or 10% from the comparable period last year. The softness in commercial products is expected to continue at least into the third quarter of this fiscal year. Aerospace/defense net sales of $860,000 were down $710,000 or 45% from the comparable period last year as the Company continues to phase out of this low margin product line.
In addition, automotive net sales of $6.4 million were down $851,000, or 12%, primarily due to a customer instituting a just-in-time inventory system during the period which resulted in shipments being pushed out approximately 3 weeks. Automotive products, which accounted for approximately 32% of the Company's net sales during the three months ending April 30, 1999, have in recent years represented the fastest area of growth for the Company. The Company's growth rate has been more significantly impacted by the addition of new programs than growth in existing programs. Therefore, the Company's quarter-to-quarter and year-to-year growth rates depend largely upon the number, size and timing of new program additions.

     Gross profit for the three months ended April 30, 1999 was $7.6 million, or 37.8% of net sales, compared to $9.7 million, or 41.8% of net sales, for the comparable period of fiscal 1998. The decline was primarily the result of lower net sales as described above and the Company's investment to increase capacity in anticipation of future growth from new products such as fiber optics. In addition, the softness in commercial product sales primarily impacted higher margin assembly products.

     Product development and engineering expenses during the three months ended April 30, 1999 were $1.8 million, or 8.7% of net sales, compared to $1.6 million, or 6.9% of net sales, during the comparable period of the prior fiscal year. These expenses were primarily related to the development of new products and processes as well as ongoing engineering support for existing programs. The Company anticipates expenditures to be greater during fiscal 1999 than during fiscal 1998 in order to support new product development and expand ongoing engineering support.

     Selling, general and administrative expenses during the three months ended April 30, 1999 were $2.3 million, or 11.5% of net sales, compared to $2.6 million, or 11.1% of net sales, for the three months ended May 1, 1998. The decrease in absolute dollars was primarily due to lower sales commissions as a result of lower net sales.

     As a result of the foregoing factors, operating income for the three months ended April 30, 1999 was $3.5 million, or 17.5% of net sales, versus $5.5 million, or 23.9% of net sales, during the comparable period of fiscal 1998. The Company's expense levels are based, in part, on its expectation as to future net sales and to a significant extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for an unexpected shortfalls in net sales. Any significant shortfall in demand in relation to the Company's expectations or any material delay or deferral of customer orders would have a material adverse effect on the Company's business, operating results and financial condition.

     Other (income)/expense consisted primarily of net interest income of $177,000 in the three months ended April 30, 1999 compared to net interest income of $149,000 in the comparable period of fiscal 1998.

     Income tax expense for the three months ended April 30, 1999 was $1.2 million, or 6.0% of net sales, compared to $2.0 million, or 8.5% of net sales, in the same period of fiscal 1998. The decrease in the tax rate for the period was attributable to tax credits related to research and development expenditures. The effective tax rate, before tax credits, for both periods was 35%.

     As a result of the factors discussed above, net income for the three months ended April 30, 1999 was $2.4 million, or 11.7% of net sales, compared to $3.7 million, or 15.9% of net sales, for the comparable period of fiscal 1998.

First Six Months Ended April 30, 1999 Compared to First Six
Months Ended May 1, 1998
------------------------

     During the first six months of fiscal 1999, net sales were $41.3 million, down $2.2 million or 5.3%, compared to net sales of $43.5 million for the six months ended May 1, 1998. The decrease in net sales was primarily the result of softness in commercial products, with net sales of $25.0 million, down $1.2 million or 5% from the comparable period last year. The softness in commercial products is expected to continue at least into the third quarter of this fiscal year. Aerospace/defense net sales of $1.8 million were down $1.0 million, or 59%, from the comparable period last year as the Company continues to phase out this low margin product line. Automotive net sales of $14.5 million were essentially flat compared to the same period last year. Automotive products, which accounted for approximately 35% of the Company's net sales during the six months ending April 30, 1999, have in recent years represented the fastest area of growth for the Company. The Company's growth rate has been more significantly impacted by the addition of new programs than growth in existing programs. Therefore, the Company's quarter-to-quarter and year-to-year growth rates depend largely upon the number, size and timing of new program additions.

     Gross profit in the first six months of fiscal 1999 was $16.1 million, or 38.9% of net sales, compared to $18.0 million, or 41.3% of net sales, in the comparable period of fiscal 1998. The decline was primarily the result of lower net sales as described above and the Company's investment to increase capacity in anticipation of future growth from new products such as fiber optics. In addition, the softness in commercial product sales primarily impacted higher margin assembly products.

     Product development and engineering expenses during the first six months of fiscal 1999 were $3.6 million, or 8.8% of net sales, compared to $3.0 million, or 7.0% of net sales, during the comparable period of the prior fiscal year. These expenses were primarily related to the development of new products and processes as well as ongoing engineering support for existing programs. The Company anticipates expenditures to be greater during fiscal 1999 than during fiscal 1998 in order to support new product development and expand ongoing engineering support.

     Selling, general and administrative expenses during the first six months of fiscal 1999 were $4.6 million, or 11.1% of net sales, compared to $5.0 million, or 11.5% of net sales, for the first six months of fiscal 1998. The decrease in absolute dollars was primarily due to lower sales commissions as a result of lower net sales.

     As a result of the foregoing factors, operating income for the first six months of fiscal 1999 was $7.8 million, or 19.0% of net sales, versus $9.9 million, or 22.9% of net sales, during the comparable period of fiscal 1998. The Company's expense levels are based, in part, on its expectation as to future net sales and to a significant extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for an unexpected shortfall in net sales. Any significant shortfall in demand in relation to the Company's expectations or any material delay or deferral of customer orders would have a material adverse effect on the Company's business, operating results and financial condition.

     Other (income) expense consisted primarily of net interest income of $379,000 in the first six months of fiscal 1999 compared to net interest income of $260,000 in the comparable period of fiscal 1998.

     Income tax expense for the first six months of fiscal 1999 was $2.7 million, or 6.6% of net sales, compared to $3.6 million, or 8.2% of net sales, in the same period of fiscal 1998. The decrease in the tax rate for the period was attributable to tax credits related to research and development expenditures. The effective tax rate, before tax credits, for both periods was 35%.

     As a result of the factors discussed above, net income for the first six months of fiscal 1999 was $5.3 million, or 12.8% of net sales, compared to $6.6 million, or 15.2% of net sales, in the first six months of fiscal 1998.


Liquidity and Capital Resources
--------------------------------

     The Company generated approximately $4.6 million in cash from operations during the first six months of fiscal 1999. The largest uses of operating cash flows were the purchase of manufacturing equipment in the amount of $4.1 million and the purchase of treasury stock in connection with its repurchase program in the amount of $2.2 million. At the end of the first six months of fiscal 1999, the Company's working capital was $26.7 million, including $14.4 million of cash and cash equivalents.

     The Company anticipates that additional manufacturing capacity and new product development capability will be required to support growth over the next several years. Therefore, the Company increased capital expenditures in fiscal 1998 to approximately $6.5 million and plans to make capital expenditures of up to $10 million during fiscal 1999, including additional expenditures for new product development. The timing and amount of such expenditures is subject to adjustment based upon continued evaluation by management.

     In January 1998, the Company obtained a three-year $10.0 million unsecured line of credit from NationsBank NA. Borrowings under this facility bear interest, at the option of the Company, either at (i) a LIBOR-based rate plus a margin ranging from 1.00% per annum to 1.50% per annum, depending upon the Company's ratio of indebtedness to operating income, or (ii) a base rate equal to a reference rate less a margin ranging from 0% to 1.0%, depending upon the Company's ratio of indebtedness to operating income. This facility contains customary covenants that, among other things: require the maintenance of certain financial ratios relating to fixed charges and interest coverage and debt and equity amounts; require the maintenance of certain net worth levels; restrict liens on Company and subsidiary assets; and limit the payment of cash dividends.

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


Impact of the Year 2000 Issue
------------------------------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To become Year 2000 compliant, the Company implemented a comprehensive study of its information technology systems. Because many of its systems were outdated and no longer supported, ordinary replacement with Year 2000 compliant systems has addressed most of the Company's needs in those areas.

However, the Company found it necessary to upgrade its marketing order management software outside of the ordinary replacement cycle to be Year 2000 compliant at a cost of approximately $75,000. In addition, the Company is currently conducting a review of all PC's, HVAC, test equipment and similar systems and acting on them accordingly. To date, the Company has not identified any of such systems which it believes would fail and significantly disrupt the Company's operations. In any event, the Company does not expect future costs to address its internal Year 2000 matters to exceed $150,000 and anticipates being fully Year 2000 compliant by July 31, 1999.

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


Recent Accounting Pronouncements
---------------------------------

     In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131) Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 is effective for the Company's financial statements to be issued at the end of the Company's current fiscal year ended October 29, 1999. The Company does not expect this standard to have a significant impact on the consolidated financial statements.


ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk.
-----------------------------------------------------------

     The Company invests its available cash and cash equivalents in short term money market funds and therefore does not believe that such instruments are subject to any significant interest rate risk, foreign currency exchange risk, commodity price risk or other significant market risk.

                                                  FORM 10-Q
                                                  PART II

PART II.  -  OTHER INFORMATION

ITEM 4.

Submission of Matters to a Vote of Security Holders.
----------------------------------------------------

     The Company's annual meeting of stockholders was held on March 16, 1999, at which time the stockholders were asked to vote upon election of Directors and approval of an amendment to increase the number of authorized shares of common stock, par value $0.01 per share, from 12,000,000 to 25,000,000 (the
"Amendment").

     All Directors of the Company were reelected. The votes cast in such election were tabulated as follows:

     Nominee                       For            Votes Withheld
     --------                      ----           --------------

     Thomas R. Filesi              5,111,524      83,510
     Jerry L. Curtis               5,108,134      86,900
     Michael E. Cahr               5,111,934      83,000
     William H. Daughtrey          5,110,524      84,510
     Grant A. Dove                 5,110,494      84,540
     Rodes Ennis                   5,110,394      84,640
     Wayne Stevenson               5,109,084      85,950

     The Amendment was also duly approved. The votes to approve the Amendment were tabulated as follows:

          For            Against             Abstain
          ---            ------              -------

          4,623,497      556,771             14,766


ITEM 5.

Other Information.
------------------

     As previously announced on May 12, 1999, the Company has signed a definitive agreement with The Dyson-Kissner-Moran Corporation ("DKM") for the Company to be acquired by DKM for $25.50 per share in cash. On May 18, 1999, DKM commenced a tender offer for all outstanding shares of the Company's common stock which is currently scheduled to expire on June 15, 1999. Closing of the tender offer is subject to conditions described in
Schedule 14D-1 filed by DKM and Schedule 14D-9 filed by the Company with the Securities and Exchange Commission. In the event that the tender offer is closed, the agreement contemplates that the parties will complete a merger pursuant to all outstanding shares of the Company, other than shares held by the Company and its subsidiaries, DKM and its subsidiaries and stockholders who perfect dissenters' right, would be converted into $25.50 in cash per share. For a more complete description of these transactions, reference is made to the Schedule 14D-1 filed by DKM and the Schedule 14D-9 filed by the Company with the Securities and Exchange Commission.


ITEM 6.

Exhibits and Reports on Form 8-K.
---------------------------------

None

                              SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                              Optek Technology, Inc.




Date: June 14, 1999           By: /s/ Thomas R. Filesi
      -------------               ----------------------
                                  Thomas R. Filesi
                                  Chairman and CEO
                                  (Principal Executive Officer)

Date: June 14, 1999           By: /s/ William J. Collinsworth
      -------------               ----------------------------
                                  William J. Collinsworth
                                  Vice President - Finance and
                                  CFO
                                  (Principal Financial Officer)